Form 10-Q
period 2007-03-31
eTelecare Global Solutions, Inc.
filed 2007-05-10
CIK 1377902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33362

eTelecare Global Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Philippines	98-0467478
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31st Floor CyberOne Building, Eastwood City, Cyberpark
Bagumbayan, Quezon City 1110
Philippines
(Address of Principal Executive Offices)
(Zip Code)

Registrant’s Telephone Number, Including Area Code:
63 (2) 916 5670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

On May 7, 2007, 57,200,691 shares of the Registrant’s common shares par value 1 Philippine Peso ($0.02 U.S.) per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,191	$690
Trade and other receivables, net	37,691	30,735
Receivable from stock offering	69,052	—
Prepaid expenses and other current assets	3,590	1,688
Deferred offering costs	—	3,187

Total current assets	111,524	36,300

Noncurrent assets:
Property and equipment, net	38,164	34,979
Goodwill	13,833	13,833
Other intangible assets, net	2,067	2,417
Other noncurrent assets	2,597	1,921

Total noncurrent assets	56,661	53,150

Total assets	$168,185	$89,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$9,848	$1,565
Trade accounts payable	7,313	9,335
Accrued and other expenses	18,710	16,671
Current portion of:
Long-term debt	4,000	4,000
Obligations under capital lease	482	606

Total current liabilities	40,353	32,177

Noncurrent liabilities:
Long-term debt, net of current portion	23,500	24,500
Obligations under capital lease, net of current portion	48	145
Asset retirement obligations	2,109	1,884
Other noncurrent liabilities	3,060	2,530

Total noncurrent liabilities	28,717	29,059

Stockholders’ equity:
Capital stock, $0.02 par value, 130,000,000 shares authorized, 55,368,941 shares outstanding at March 31, 2007 and 44,366,066 outstanding at December 31, 2006	1,070	849
Additional paid-in capital	86,730	20,948
Retained earnings	11,315	6,417

Total stockholders’ equity	99,115	28,214

Total liabilities and stockholders’ equity	$168,185	$89,450

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share, per share and per ADS data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Service revenue	$62,110	$41,434
Cost and expenses:
Cost of services	42,535	29,710
Selling and administrative expenses	8,714	6,262
Depreciation and amortization	3,543	2,259

Total cost and expenses	54,792	38,231

Income from operations	7,318	3,203
Other income (charges):
Interest expense and financing charges	(1,634)	(1,259)
Foreign exchange loss	(262)	(284)
Other	183	63

	(1,713)	(1,480)

Income before provision for income taxes	5,605	1,723
Provision for income taxes	392	10

Net income	$5,213	$1,713

Net income per share — basic	$0.12	$0.04

Net income per share — diluted	$0.10	$0.04

Net income per ADS — basic(1)	$0.23	$0.08

Net income per ADS — diluted(1)	$0.21	$0.08

(1)	When we refer to ADS on a per share basis with respect to measurements such as net income per ADS, such amounts are derived from the total weighted average common shares at such indicated date adjusted for the ADS to common share ratio of one ADS to two common shares.

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except number of shares)

			Additional
	Capital Stock		Paid-In-	Retained
	Shares	Amount	Capital	Earnings	Total
	(Unaudited)

Balances, December 31, 2006	44,366,066	$849	$20,948	$6,417	$28,214
Cumulative effect of adoption of FIN 48				(315)	(315)
Proceeds from initial stock offering, net of $8,676 of offering costs	11,000,000	220	65,354	—	65,574
Stock option exercises	2,875	1	7	—	8
Stock compensation expense	—	—	421	—	421
Net income	—	—	—	5,213	5,213

Balances, March 31, 2007	55,368,941	$1,070	$86,730	$11,315	$99,115

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Three Months
	Ended
	March 31,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$5,213	$1,713
Adjustments for:
Depreciation and amortization	3,543	2,259
Provisions for:
Doubtful accounts	160	52
Stock compensation costs	421	109
Accretion of interest on asset retirement obligations	41	85
Loss on disposal of assets	330	9
Change in:
Trade and other receivables	(7,116)	(2,710)
Prepaid expenses and other current assets	(1,902)	(491)
Trade accounts payable	(1,343)	122
Accrued and other expenses	2,033	3,061
Other noncurrent assets	(676)	(252)
Other noncurrent liabilities	221	(35)

Net cash provided by operating activities	925	3,922

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(7,204)	(2,452)
Change in:
Refundable deposits	—	63

Net cash used in investing activities	(7,204)	(2,389)

Cash Flows from Financing Activities:
Proceeds from:
Revolving line of credit	71,685	39,925
Payments for:
Revolving line of credit	(63,402)	(40,820)
Long-term debt	(1,000)	(750)
Obligations under capital lease	(221)	—
Deferred offering costs	(290)	—
Proceeds from stock option and warrant exercises	8	—

Net cash provided by (used in) financing activities	6,780	(1,645)

Net increase (decrease) in cash and cash equivalents	501	(112)
Cash and cash equivalents at beginning of period	690	1,043

Cash and cash equivalents at end of period	$1,191	$931

Supplemental Cash Flow Information
Supplemental information for non-cash investing activities
Accrued capital expenditures in accounts payable	4,003	—
Asset retirement obligation recognized	184	—
Supplemental information for non-cash financing activities
Proceeds from initial stock offering	69,052	—

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Interim Financial Information

The accompanying consolidated financial statements at March 31, 2007 and for each of the three month periods ended March 31, 2007 and 2006 are unaudited. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for those periods. The consolidated balance sheet information as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2006 audited financial statements filed with our Form F-1 on March 27, 2007 with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Income Taxes

eTelecare adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in its liability for unrecognized tax benefits of $315,000 which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of the adoption and after the impact of recognizing the increase in the liability noted above, the Company had recorded liabilities of $677,000 and has not recorded the potential tax benefit of $956,000 relating to unrecognized deferred tax assets. These represent the Company’s unrecognized tax benefits which total $1.6 million. Given that the Company records a full valuation allowance on substantially all of its deferred tax assets, the $956,000 of the unrecognized tax benefits at January 1, 2007 would have no impact on the annual effective tax rate if recognized since the Company would be required to increase its valuation allowance given that the increased asset amounts would not meet the more likely than not recoverability criteria of FAS 109. However, in the absence of a valuation allowance, substantially all of the Company’s $1.6 million in unrecognized tax benefits would impact the annual effective tax rate if recognized since the $956.000 of additional deferred tax assets would not be reduced by the valuation allowance, and the $677,000 recorded liability would not be required.

The Company operates in and files income tax returns in various jurisdictions in the Philippines and the United States which are subject to examination by tax authorities. With few exceptions, the Company is no longer subject to US federal and state or Philippine income tax examinations for years before 2003. As of March 31, 2007, the Company is not currently under income tax audit in any jurisdiction.

eTelecare recognized potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has $258,000 of accrued interest and penalties related to uncertain tax positions which is included as a component of the $1.6 million of unrecognized tax benefits noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision and annual effective tax rate.

The Company anticipates that the total unrecognized tax benefits noted above will decrease by $368,000 in the fourth quarter of 2007 due to the expiration of the 2003 US statute of limitations prior to year end.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	Initial Public Offering

On March 27, 2007, the Company entered into a binding underwriting agreement for its initial public offering in the United States of 11,000,000 common shares in the form of 5,500,000 American Depositary Shares (ADSs) at an initial offering price per ADS of $13.50. The ADSs began trading on the NASDAQ Global Market on March 28, 2007. The $69.1 million proceeds, net of underwriting discounts and commissions of $5.2 million, were recorded as a receivable at March 31, 2007 as the proceeds were received on April 2, 2007, which was the closing date of the offering. On April 3, 2007, proceeds from the public offering were used to pay term loans A and B and our line of credit amounts of $9.7 million, $17.5 million, and $9.1 million, respectively.

4.	Earnings Per Share and Per ADS

The computation of basic and diluted earnings per share and per ADS is as follows (in thousands except number of shares and per share data):

	Three Months
	Ended March 31,
	2007	2006

Net income	$5,213	$1,713

Weighted average shares:
Common shares outstanding for basic earnings per share	44,861	43,499
Equivalent shares issuable upon exercise of stock options	5,932	1,690

Weighted average diluted shares	50,793	45,189

Net income per share — basic	$0.12	$0.04
Net income per share — diluted	$0.10	$0.04
Net income per ADS — basic(1)	$0.23	$0.08
Net income per ADS — diluted(1)	$0.21	$0.08

(1)	When we refer to ADS on a per share basis with respect to measurements such as net income per ADS, such amounts are derived from the total weighted average common shares at such indicated date adjusted for the ADS to common share ratio of one ADS to two common shares.

Equivalent shares issuable upon exercise of stock options exclude 0.7 million and 4.6 million shares for the quarters ended March 31, 2007, 2006 respectively, as the effect was antidilutive.

5.	Subsequent Events

On April 5, 2007, the Company received additional proceeds of $10.4 million, net of underwriting discounts and commissions of $780,000, as a result of the exercise by the underwriters of the Company’s initial public offering of their over-allotment option to purchase an additional 825,000 ADSs from the Company.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements for the year-ended December 31, 2006 included in our Registration Statement on Form F-1 previously filed with the Securities and Exchange Commission on March 27, 2007.

This report on Form 10-Q contains forward-looking statements. These statements relate to expectations that clients are increasingly looking for vendors that provide business process outsourcing, or BPO, services from multiple locations, anticipated increase in our selling and administrative expenses, our estimated effective tax rate for 2007, the potential to obtain extensions on Philippine tax holidays, our anticipated capital expenditures in 2007, and our belief regarding the adequacy of our capital resources over the next 12 months. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to attract and retain enough sufficiently trained customer service associates and other personnel, our ability to maintain our pricing, utilize our employees and assets efficiently and maintain and improve the current mix of services that we deliver from our offshore locations, our ability to compete effectively with onshore and offshore BPO companies and with information technology companies that also offer BPO services and our ability to manage our growth effectively and maintain effective internal processes. Additional risks and uncertainties include those listed under Item 1A, “Risk Factors.” eTelecare Global Solutions, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

Overview

We are a leading provider of BPO services focusing on the complex, voice-based segment of customer care services delivered from both onshore and offshore locations. We provide a range of services including technical support, financial advisory services, warranty support, customer service, sales and customer retention. Our services are delivered from five delivery centers in the Philippines and seven delivery centers in the United States, with approximately 7,300 employees in the Philippines and approximately 2,600 employees in the United States as of March 31, 2007.

We completed our initial public offering in the United States on April 2, 2007 of 11,000,000 common shares in the form of 5,500,000 American Depositary Shares, or ADSs. Our ADSs are listed on the NASDAQ Global Market. Although we intend to list our common shares on the Philippine Stock Exchange, our common shares are not currently traded on a public exchange. Our public offering raised $69.1 million, net of underwriting discounts and commissions and offering costs. In April 2007, we used an aggregate of $36.3 million from these proceeds to repay outstanding debt. We currently are a foreign private issuer under the applicable rules and regulations in the United States. However, we voluntarily elect to file our periodic and current company reports under the Exchange Act in accordance with the rules and regulations applicable to a U.S. issuer.

In 2006, our revenue was $195.1 million and our operating margin was 9.9%. We increased our revenue from $152.2 million in 2005 primarily as a result of growing relationships with existing clients, including a significant expansion of the services we provided to clients that we obtained in late 2005. One of our largest clients, which had reduced its volume of technical support services with us in 2005, also began to increase its demand for these services from us. During 2006, the percent of our services that we delivered from our Philippine locations increased and we replaced some of our lower-margin client programs in the Philippines with new, higher-margin programs.

In the first quarter of 2007, our revenue increased 50% to $62.1 million compared to $41.4 million the first quarter of 2006. This revenue growth was driven primarily by an expansion of work with existing clients delivered from our Philippine locations which accounted for 54% of our first quarter 2007 revenues.

As we implement new client programs, we continue to realize cost efficiencies in both cost of services and selling and administrative functions which ultimately improve our operating margin. This trend is evidenced by an improvement in our income from operations as a percentage of revenue which increased by $4.1 million to $7.3 million, or 11.8% of our revenue, in the first quarter of 2007 compared to $3.2 million or 7.7% of our revenue in the first quarter of 2006. Our improvement in our operating margin was primarily due to decreases in our:

•	Cost of services as a percentage of revenue to 68.5% from 71.7% in the first quarters of 2007 and 2006, respectively, as we delivered more services from our lower-cost Philippine locations; and

•	Selling and administrative expenses as a percentage of revenue to 14.0% from 15.1% in the first quarters of 2007 and 2006, respectively, as we achieved general efficiencies in the corporate and administrative functions required to support increased revenue.

Our net income increased to $5.2 million, or 8.4% of revenue, in the first quarter of 2007 compared to $1.7 million or 4.1% of revenue in the first quarter of 2006. Our improvement in net income was primarily a result of our improved operating margin, partially offset by an increase in interest and depreciation expenses as we increased capital expenditures to support our growth. Additionally, our income tax expense increased to 7% from 0% of pre-tax income in the first quarters of 2007 and 2006, respectively, as we anticipate taxable income in the U.S. in the current year. As a result of an increase in our net income, diluted earnings per share increased to $0.10 ($0.21 per ADS) in the first quarter of 2007 compared to $0.04 ($0.08 per ADS) in the first quarter of 2006.

In connection with our efforts to expand our Philippine operations, we have incurred significant capital expenditures to build additional seat capacity and upgrade our telecommunication and network infrastructure to meet client demands. In the first quarter of 2007, we spent $7.2 million on capital expenditures. We believe such investments are key to supporting our existing and planned client base.

Service Revenue.  We generate revenue from the customer care and other BPO programs we administer for our clients. We provide our services to clients under contracts that typically consist of a master services agreement, which contains the general terms and conditions of our client relationship, and a statement of work, which describes in detail the terms and conditions of each program we administer for a client. Our statements of work are usually one-year contracts, subject to earlier termination by our clients or us for any reason, typically upon 30 to 90 days’ notice. Although the contractual commitments from our clients are short, our client relationships tend to be longer-term given the scale and complexity of the services we provide coupled with the risk and costs to our clients associated with bringing business processes in-house or outsourcing them to another provider. For the same reasons, our sales cycle tends to range from six to 18 months.

The outsourcing industry is extremely competitive, and outsourcers have historically competed based on pricing terms. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. We attempt to mitigate this pricing pressure by differentiating ourselves from our competition based on the value we bring to our clients through the quality of our services and our ability to provide quantifiable results that our clients can measure against our competitors. We provide a sales proposition to a client based on quantifiable value per dollar spent by the client on our services. For example, we work with the client to quantify the costs to the client of activities such as the time it takes to handle a call, repeat calls, parts dispatches and cancelled sales. We similarly work with a client to quantify the value from initial product sales, sales of products complementary or more expensive than the products in which a customer is originally interested and repeat purchasing based on customer satisfaction. This information on costs and value created is combined to develop a value created per dollar spent model on which both the client and we agree in order to set the price for our services in our contract. We then assess our performance against this model on a quarterly basis and share our results measured by these metrics with our client on a quantified scorecard. This gives our client a means of comparing the value we created per dollar spent on us to the same metrics for our clients’ internal business process centers or other outsourcers. We believe that our ability to quantify value has allowed us in most cases to negotiate fixed pricing with our clients that reflects the greater value created per dollar spent we deliver, rather than the cost-based commodity pricing model most often emphasized in our industry.

We derive our revenue primarily through time-delineated or session-based fees, including hourly or per-minute charges and charges per interaction, which are separately negotiated on a client-by-client basis. In some contracts, we are paid higher rates if we meet specified performance criteria, which are based on objective performance metrics that our client agrees would add quantifiable value to their operations. These payment arrangements can take many forms, including additional payments to us based on the number of confirmed sale transactions we make on behalf of a client or based on meeting customer satisfaction targets. Bonuses are typically 5% to 10% of revenue for a program. Conversely, some of our contracts include provisions that provide for downward revision of our prices under certain circumstances, such as if the average speed required to answer a call is longer than agreed to with the client. Downward revisions are typically limited to a maximum of 5% of revenue for a program. All of our bonus and downward revision provisions are negotiated at the time that we sign a statement of work with a client and our revenue from our contracts is thus fixed and determinable at the end of each month.

We currently derive substantially all of our revenue from U.S.-based clients. We receive most of our revenue from a small number of clients, with an aggregate of approximately 84% and 80% of our revenue from our five largest clients for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. We often administer multiple programs for a single client.

Cost of Services.  Cost of services consists primarily of the salaries, payroll taxes and employee benefit costs of our customer service associates and other operations personnel. Cost of services also includes direct communications costs, rent expense, information technology costs, facilities support and customer management support costs related to the operation of our delivery centers. We expense these costs as incurred.

Our cost of services is most heavily impacted by prevailing salary levels. Although we have not been subject to significant wage inflation in the Philippines or the United States, any increase in the market rate for wages could significantly harm our operating results and our operating margin.

We often incur significant costs in the early stages of implementation or in anticipation of meeting a current client’s forecasted demand for our services, with the expectation that these costs will be recouped over the life of the program, thereby enabling us to achieve our targeted returns. Similarly, we may also be required to increase recruiting and training costs to prepare our customer service associates for a specific type of service. If we undertake additional recruiting and training programs and our client terminates a program early or does not meet its forecasted demand, our operating margin could decline.

Our cost of services is also impacted by our ability to manage and employ our customer service associates efficiently. Our workforce management group continuously monitors staffing requirements in an effort to ensure efficient use of these employees. Although we generally have been able to reallocate our customer service associates as client demand has fluctuated, an unanticipated termination or significant reduction of a program by a major client may cause us to experience a higher-than-expected number of unassigned customer service associates. For example, in 2005 one of our largest clients significantly reduced its demand for our services on one of its three programs with us. This created a surplus of customer service associates, which took us more than six months to alleviate by selling new services and expanding services with existing clients. This significantly decreased our operating margin in 2005. Since then, we have sought to partially mitigate the impact of fluctuations in demand for our services by requiring our clients to provide monthly and quarterly demand forecasts as well as contractually requiring our clients to provide notice of termination of a program, which notice period is generally 30 to 90 days.

Our efficient use of customer service associates is also impacted by seasonal changes in the operations of our clients, which impact the level of services our clients require. For example, the amount of technical support and financial services we provide has traditionally been greater during the fourth quarter of each year driven by increased customer spending during the holiday season. Demand for these same services typically declines significantly during the first quarter of each year. As a result, the fourth quarter of each year is typically our period of highest efficiency, while the first quarter of each year is typically our period of lowest efficiency.

We believe that our clients are increasingly looking for vendors that provide BPO services from multiple geographic locations. This allows clients to manage fewer vendors while minimizing geopolitical risk and risk to operations from natural disasters. Moreover, clients ultimately willing to have service operations offshore may not be willing to do so initially or at any time completely. To address this demand and to supplement our offshore delivery, in May 2004, we acquired Phase 2. An important element of our multi-shore service offering is our ability to migrate clients offshore over time. This allows clients to gain confidence in the quality of our services before shifting services to our offshore delivery locations. This migration strategy both lowers costs for our clients and improves our financial performance. Our costs associated with our U.S. operations are higher than those we experience in the Philippines. If we fail to migrate our clients to our offshore delivery locations or if our offshore growth rates decline compared to our onshore growth rates, our operating margin could decline.

Selling and Administrative.  Selling and administrative expenses consist primarily of our sales and administrative employee-related expenses, sales commissions, professional fees, travel costs, marketing programs and other corporate expenses. Substantially all of our share-based compensation expense is included in selling and administrative expenses. We expect to incur increased expenses for legal fees, insurance premiums, auditing fees, investor relations, stockholder meetings, printing and filing fees, as well as employee-related expenses for regulatory compliance and other costs. We also expect selling and administrative expenses to increase as we add personnel and incur additional fees and costs related to the growth of our business and our operation as a publicly traded company in the United States.

As a result of our multi-shore delivery model, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. Substantially all of our revenue is denominated in U.S. dollars, but a significant amount of our expenses is denominated in Philippine pesos. We attempt to mitigate this by converting U.S. dollars into Philippine pesos on an as-needed basis to cover our near-term expenses, which we generally do on a weekly basis. We generally have short-term accounts payable in the Philippines, which tend to be predictable as most of our expenses consist of employee compensation and other fixed overhead costs, such as facilities costs. Accordingly, we believe that our overall exposure to foreign exchange risk is relatively low. Although we do not hedge our currency exposure, we are currently evaluating the use of derivative-type hedging products.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following table sets forth our unaudited historical operating results, as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Service revenue	100.0%	100.0%
Cost and expenses:
Cost of services	68.5	71.7
Selling and administrative expenses	14.0	15.1
Depreciation and amortization	5.7	5.5

Total cost and expenses	88.2	92.3

Income from operations	11.8	7.7
Other income (expenses):
Interest expense and financing charges	(2.7)	(3.0)
Foreign exchange loss	(0.4)	(0.7)
Other	0.3	0.1

Total other expenses	(2.8)	(3.6)

Income before provision for income taxes	9.0	4.1
Provision for income taxes	0.6	0.0

Net income	8.4%	4.1%

Service revenue.  Our service revenue increased 50% to $62.1 million in the first quarter of 2007 from $41.4 million in the first quarter of 2006. This increase primarily resulted from expansion of our customer care and BPO programs with existing clients. This increase was also due in part to a general increase in the demand for our

BPO services, our ability to capture an increased share of existing customers’ outsourcing needs, and the addition of new customers.

Cost of services.  Our cost of services increased 43% to $42.5 million in the first quarter of 2007 from $29.7 million in the first quarter of 2006. As a percentage of revenue, our cost of services decreased to 68.5% in the first quarter of 2007 from 71.7% in the first quarter of 2006.

The absolute dollar increase in cost of services in the first quarter of 2007 over the first quarter of 2006 was primarily to support our 50% increase in service revenue. Our improvement in cost of services as a percentage of revenue resulted primarily from expansion of our lower-cost Philippine operations, which generated 54.0% of our revenue in the first quarter of 2007 compared to 42.6% in the first quarter of 2006. Since the first quarter of 2006, we have also lowered our communications costs on a percentage-of-revenue basis as a result of negotiating better pricing terms with our vendors and restructuring a contract with one of our largest clients to provide for the client to pay the communications costs associated with our services. Other costs included in cost of services, such as information technology, training, quality assurance, and recruiting, have remained flat as a percentage of revenue in the first quarters of 2007 and 2006.

Selling and administrative expenses Selling and administrative expenses increased 39% to $8.7 million in the first quarter of 2007 from $6.3 million in the first quarter of 2006. As a percentage of revenue, our selling and administrative expenses decreased to 14.0% in the first quarter of 2007 compared to 15.1% in the first quarter of 2006.

The absolute dollar increase in selling and administrative expenses in the first quarter of 2007 over the first quarter of 2006 was primarily due to additional salaries, wages and benefits as we hired additional personnel to support our growth and to enhance our executive team and professional staff as we prepared to become a publicly traded company in the United States. Selling and administrative expenses included substantially all of our share-based compensation expenses, which increased to $421,000 in the first quarter of 2007 from $109,000 in the first quarter of 2006. Although selling and administrative expenses decreased as a percentage of revenue due to general efficiencies gained in our sales and other corporate functions, we expect such expenses to increase as we add personnel to support our growth and incur additional fees and costs related to our operation as a publicly traded company in the United States.

Depreciation and amortization.  Depreciation and amortization expenses increased to $3.5 million, or 5.7% of revenue, in the first quarter of 2007 from $2.3 million, or 5.5% of revenue, in the first quarter of 2006. This increase in depreciation and amortization expense resulted primarily from capital expansions to support our growth and upgrades of our desktop computing, telecommunication equipment, and network infrastructure. With the upgrade of our equipment, we recognized a loss on disposal of fixed assets, which was included in cost of services of $330,000 in the first quarter of 2007 compared to $9,000 in the first quarter of 2006. As we upgrade our technology, we will continue to evaluate the useful lives of our fixed assets.

Provision for income taxes.  For the first quarter of 2007, our effective tax rate was 7%, compared to 0% for the first quarter of 2006. We currently anticipate that our effective tax rate for full year 2007 will be approximately 7%, compared to 5% for the full year of 2006. The increase in the effective tax rate in 2007 is driven by Philippines income tax on interest income generated from surplus IPO proceeds, and U.S. federal and state tax anticipated in 2007, compared to a US federal and state taxable losses in 2006. Our 2006 U.S. federal and state taxable losses resulted primarily from interest expense deductions, which we anticipate will be substantially lower in 2007 after the reduction of our debt with our IPO proceeds.

The effective tax rate of approximately 7% that we anticipate for 2007 differs from the Philippines statutory tax rate of 35% primarily as a result of our Philippines income tax holidays, which expire at staggered dates through 2012. Our next anticipated expiring income tax holiday is in November 2007. We intend to apply for an extension or conversion to Pioneer holiday status prior to expiration. While no assurance can be given at present, we understand it is the current practice of PEZA, the Philippines taxing authority, to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the BPO industry. The extension or conversion to Pioneer holiday status of the income tax holiday expiring in November 2007 will not materially impact our 2007 effective tax rate.

Income from operations; operating margin.  Our operating margin increased to 11.8% from 7.7% for the first quarters of 2007 and 2006, respectively. The operating margin improvement was primarily due to an increase in the percentage of revenue derived from our lower-cost Philippine operations and general efficiencies gained on a percentage-of-revenue basis within our selling and administrative functions.

Liquidity and Capital Resources

We have financed our operations primarily with cash from operations, proceeds from our initial public offering in the United States, proceeds from our loan agreements and, to a lesser extent, with proceeds from the issuance of our common shares. Net cash provided by our operating activities was $0.9 million and $3.9 million in the first quarters of 2007 and 2006 respectively. The decrease in our cash flows from operating activities was primarily attributable to increases in trade receivables and prepaid expenses, a decrease in trade accounts payable, and to a lesser extent an increase in accrued expenses in the first quarter of 2007 compared to the first quarter of 2006. The increase in trade receivables resulted from our increase in revenue in the first quarter of 2007 compared to the first quarter in 2006. The increase in prepaid expenses was driven by an increase in software maintenance agreements associated with our capital expenditures and increased prepaid rent associated with our expansion of facilities in the Philippines. Trade accounts payable decreased in the first quarter of 2007 as we paid a significant portion of the $4.7 million of accrued capital expenditures from the fourth quarter of 2006.

Net cash used in our investing activities was $7.2 million compared to $2.4 million in the first quarters of 2007 and 2006, respectively. The significant increase in net cash used in our investing activities in the first quarter of 2007 over 2006 reflects our planned expenditures to support the anticipated growth in our business. Our primary use of cash in our investing activities for each year is for our purchase of property and equipment, including information technology equipment, furniture, fixtures and leasehold improvements for expansion of available seats.

Net cash provided by financing activities was $6.8 million in the first quarter of 2007 compared to net cash used in our financing activities of $1.6 million in the first quarter of 2006. The change in cash provided by financing activities primarily resulted from an increase in net borrowings from our line of credit.

Our debt agreement consists of two term loans, one for $10.0 million and another for $17.5 million as of March 31, 2007, and a revolving line of credit with borrowing capacity up to $25.0 million, all of which mature on May 25, 2009. Subsequent to the quarter end, we repaid the term loans and outstanding balance on the line of credit with the proceeds from our initial public offering, which will result in decreased interest expense in future periods.

We expect to incur $25 million to $30 million of capital expenditures in 2007 for facilities improvements and expansion based on our current estimates of our facilities requirements necessary to support the anticipated growth in our business. We believe that we will be able to finance our working capital needs and currently planned facilities improvements and expansion for at least the next 12 months from cash generated from operations, borrowings under our revolving line of credit and the proceeds from our initial public offering earlier this year.

Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of our spending to support the maintenance and growth of our operations, the expansion of our sales and marketing activities and the continued market acceptance of our services. We also expect to continue to have significant capital requirements associated with the maintenance and growth of our operations, including the lease and build-out of additional facilities primarily to support an increase in the number of our customer service associates and the purchase of computer equipment and software, telecommunications equipment and furniture, fixtures and office equipment to support our operations. We also expect to incur additional costs associated with becoming a publicly traded company in the United States, primarily due to increased expenses that we will incur to comply with the requirements of the Sarbanes-Oxley Act of 2002, as well as costs related to accounting and tax services, directors and officers insurance, legal expenses and investor and stockholder-related expenses. These additional long-term expenses may require us to seek other sources of financing, such as additional borrowings or public or private equity or debt capital. The availability of these other sources of financing will depend upon our financial condition and results of operations as well as prevailing market conditions, and may not be available on terms reasonably acceptable to us or at all.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. In the first quarters of 2007 and 2006, approximately 37% and 30%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. We bill substantially all of our revenue in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce our annual expenses associated with our offshore operations by approximately $6.9 million, whereas a 10% decrease in the relative value of the dollar would increase the annual cost associated with these operations by approximately $8.4 million. Expenses relating to our offshore operations increased in the first quarters of 2007 and 2006 due to increased costs associated with higher revenue generation and customer management services.

We fund our Philippine operations on an as-needed basis, generally weekly, through U.S. dollar denominated accounts held in the Philippines. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on an as-needed basis. To date, we have not entered into any hedging contracts. We are currently evaluating the use of derivative-type hedging products.

Interest Rate Sensitivity

We have interest rate exposure arising from borrowings under our revolving line of credit and long-term debt which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $0.4 million. We repaid the entire March 31, 2007 balance of our term loans and line of credit on April 3, 2007.

Inflation Rate Sensitivity

In the first quarters of 2007 and 2006, approximately 37% and 30%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation, but the inflation rate has been below 10% since 1999. For the year ended December 31, 2006, inflation averaging 6.2% kept prices generally stable. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast-growing population and high unemployment. A reversal of these trends, increased wage pressure due to increased competition as our industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds.

ITEM 4:	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4 above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Risks Related to Our Business

If we fail to attract and retain enough sufficiently trained customer service associates and other personnel to support our operations, our business, results of operations and financial condition will be seriously harmed.

We rely on large numbers of customer service associates, and our success depends to a significant extent on our ability to attract, hire, train and retain qualified customer service associates. Companies in the business process outsourcing, or BPO, market, including us, experience high employee attrition. In 2006, our attrition rate for our customer service associates who remained with us following a 45-day training and orientation period was on average approximately 6.7% per month in the United States and approximately 1.7% per month in the Philippines. A significant increase in the attrition rate among our customer service associates could decrease our operating efficiency and productivity. There is significant competition in the Philippines and the United States for employees with the skills necessary to perform the services we offer to our clients. Increased competition for these employees, in the BPO market or otherwise, could harm our business. Our failure to attract, train and retain customer service associates with the qualifications necessary to fulfill the needs of our existing and future clients would seriously harm our business, results of operations and financial condition.

A few major clients account for most of our revenue and any loss of business from these clients could reduce our revenue and seriously harm our business.

We have derived and believe that we will continue to derive in the near term most of our revenue from a few major clients. We received an aggregate of approximately 80% of our revenue from our five largest clients for the year ended December 31, 2006. We do not have long-term contracts with any of our clients. Our contracts with our clients typically have a term of one year and can be terminated earlier by our clients without cause, typically upon 30 to 90 days’ notice. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. A client may also be acquired by a company with a different outsourcing strategy that intends to switch to another BPO service provider or return work in-house. In addition, the volume of work we perform for specific clients is likely to vary from year to year, since our contractual commitments only last one year and we usually are not the exclusive outsourced service provider for our clients. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained customer service associates to provide services to the client. Thus, a major client in one year may not provide the same level of revenue in any subsequent year. For example, in early 2005, one of our largest clients significantly reduced its demand for our technical support services in one of its three programs with us. The loss of some or all of the business from any large client could harm our business, results of operations and financial condition.

One of our major clients is Vonage, who recently disclosed in its Annual Report on Form 10-K that it is, and may in the future be, subject to damaging and disruptive intellectual property litigation that could adversely affect its business and its continued viability, which, in turn, could harm our business, results of operations and financial condition.

For the three months ended March 31, 2007, we derived 12% of our revenue from Vonage. Vonage has been named as a defendant in several lawsuits currently pending that relate to alleged patent infringement and recently a judgment has been entered against it in its patent litigation with Verizon. We understand that Vonage is appealing this judgment. Vonage has been subject to other infringement claims in the past and may be subject to infringement claims in the future. Intellectual property litigation, especially its ongoing patent litigation with Verizon, if determined against Vonage, could materially and adversely affect Vonage’s business, results of operations and financial condition, as well as the continued viability of Vonage. As a result of our significant client relationship with Vonage, any determination against Vonage in its ongoing patent litigation with Verizon or other intellectual property litigation could, in turn, harm our business, results of operations and financial condition.

Our revenue is highly dependent on a few industries and any decrease in demand for outsourced business processes in these industries could reduce our revenue and seriously harm our business.

Most of our clients are concentrated in the communications and technology services industries. In the three months ended March 31, 2007 and March 31, 2006, we derived 76% and 78%, respectively, of our revenue from clients in these industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes. A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could harm our business, results of operations and financial condition.

Other developments may also lead to a decline in the demand for our services in these industries. For example, the industries we primarily serve, particularly the communications industry, have experienced a significant level of consolidation in recent years. Consolidation in any of these industries or acquisitions, particularly involving our clients, may decrease the potential number of buyers of our services. Any significant reduction in, or the elimination of, the use of the services we provide within any of these industries would reduce our revenue and harm our business. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their results of operations. This may result in increasing pressure on us from clients in these key industries to lower our prices, which could negatively affect our business, results of operations and financial condition.

Our operating margin will suffer if we are not able to maintain our pricing, utilize our employees and assets efficiently or maintain and improve the current mix of services that we deliver from our offshore locations.

Our operating income as a percentage of our revenue, which we refer to as our operating margin, is largely a function of the prices that we are able to charge for our services, the efficient use of our assets and the location from which we deliver services. Our business model is predicated on our ability to objectively quantify the value that we provide to our clients. We must also manage our employees and assets efficiently. In addition, we must continue to sell new programs for and migrate existing programs to our offshore delivery locations. If we fail to succeed on any of these objectives, we may not be able to sustain our current operating margin. For example, our operating margin declined in 2005 due to the ramp-down of a significant client program as a result of that client’s decision to reduce its spending on technical support. Because we had increased our seat capacity to meet anticipated demand for this client, the efficient use of our seats suffered when we were required to ramp down our services.

The rates we are able to recover for our services, our ability to manage our assets efficiently and the location from which we deliver our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	our ability to objectively differentiate and verify the value we offer to our clients;

•	competition;

•	the introduction of new services or products by us or our competitors;

•	our ability to estimate demand for our services;

•	our ability to control our costs and improve the efficiency of our employees; and

•	general economic and political conditions.

We face competition from onshore and offshore business process outsourcing companies and from information technology companies that also offer business process outsourcing services. Our clients may also choose to run their business processes themselves.

The market for business process outsourcing services is very competitive and we expect competition to intensify and increase from a number of sources. We face significant competition from our clients’ own in-house groups, including, in some cases, in-house departments operating offshore. For example, one of our clients did not renew its contract with us in 2006 as a result of its decision to move the services we previously provided them to an in-house department. We also face competition from onshore and offshore business process outsourcing and information technology services companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate.

Some of these existing and future competitors have greater financial, human and other resources, longer operating histories, greater technological expertise, more recognizable brand names and more established relationships than we do in the industries that we currently serve or may serve in the future. Some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs. Increased competition, pricing pressure or loss of market share could reduce our operating margin, which could harm our business, results of operations and financial condition.

We may be unable to manage our growth effectively and maintain effective internal processes, which could harm our business, results of operations and financial condition.

Since we were founded in 1999, we have experienced rapid growth and significantly expanded our operations. We have five delivery centers in the Philippines and seven in the United States. The number of our employees has increased from 3,041 as of December 31, 2003 to approximately 9,800 as of December 31, 2006. In 2004, we acquired Phase 2, which contributed significantly to our growth during this period. We have a geographically dispersed workforce with approximately 7,300 employees in the Philippines and approximately 2,600 employees in the United States as March 31, 2007. We intend to continue expansion to pursue existing and potential market opportunities. Depending on client demand and the speed at which clients migrate our services to offshore locations, we may be required to set up more delivery locations both onshore and offshore.

This rapid growth across international offices places significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve operational systems and procedures on a timely basis. If we fail to implement these systems and procedures on a timely basis, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively. Failure to transfer new client business to our delivery centers effectively, properly budget transfer costs or accurately estimate operational costs associated with new contracts could result in delays in executing client contracts and reduce our operating margin. Any of these problems associated with expansion could harm our business, results of operations and financial condition.

Our senior management team, including members of our financial and accounting staff, has worked at the company for a limited time.

Our chief executive officer, John Harris, joined us in March 2006, our chief financial officer, Michael Dodson, joined us in December 2005 and our chief accounting officer, Francis Dunn, joined us in May 2006. These recent hires are a result of our efforts to increase the expertise of our senior management team with executives experienced in operating a publicly traded company. We also sought to deepen the experience and knowledge of our accounting and finance department in anticipation of our efforts to comply with the Sarbanes-Oxley Act of 2002 and related United States public company reporting obligations. Because of these recent changes, our senior management team, including members of our financial and accounting staff, has not worked at the company for an extended period of time and may not be able to work together effectively to execute our business objectives.

Our senior management team is critical to our continued success and the loss of such personnel could harm our business.

Our future success substantially depends on the continued service and performance of the members of our senior management team. These personnel possess technical and business capabilities, including expertise relevant to the BPO market, which are difficult to replace. There is intense competition for experienced senior management with technical and industry expertise in the business process outsourcing industry, and we may not be able to retain our key personnel. The loss of key members of our senior management, particularly to competitors, could harm our business, results of operations and financial condition.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for our services may diminish, which could harm our business, results of operations and financial condition.

Our revenue depends on the success of our clients. If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for our services may diminish. In the past, we have experienced declining business and have faced problems collecting fees from clients for services we already performed as a result of a decline in our client’s business or financial condition. For example, one of our clients declared bankruptcy in 2006, and we recorded a reserve for $212,450 for our services to that client. In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our customer service associates devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon customers’ interest in, and use of, our clients’ products or services. Our clients’ decisions about how much money to budget for outsourced services is directly impacted by their own financial success and forecasts of their customers’ needs. If our clients’ products or services do not attract sufficient customer attention, our revenue could decline and our results of operations and financial condition could suffer.

We normally encounter a lengthy sales cycle and may not recover the investments we must make in order to obtain a new client.

Our sales cycle typically lasts between six and 18 months and requires us to spend a considerable amount of resources that we may never recover. Potential clients require that we spend substantial time and money educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Decisions relating to outsourcing business processes generally involve the evaluation of our services by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may spend significant funds and management resources during our sales cycle and ultimately the client may not decide to use our services. If we are unsuccessful in closing sales after spending significant funds and management resources, or if we experience delays in our sales cycle, it could harm our business, results of operations and financial condition.

Once we obtain a new client, our implementation cycle is long and may require us to make significant resource commitments.

The implementation of our programs involves significant resource commitments by us and our clients. When we are engaged by a client after the sales cycle, it generally takes us from four to six weeks to integrate the client’s systems with ours and up to three months thereafter to ramp up our services to the client’s initial requirements. Our contracts typically allow our clients to terminate a program without cause upon 30 to 90 days’ notice. If our client terminates a program after we have completed the implementation cycle, we may not be able to recoup the costs we have incurred in connection with that program, which could significantly harm our business, results of operations and financial condition.

Our operating results may differ from period to period, which may make it difficult for us to prepare accurate internal financial forecasts.

Our operating results may differ significantly from period to period due to factors such as:

•	client losses or program terminations;

•	variations in the volume of business from clients resulting from changes in our clients’ operations;

•	delays or difficulties in expanding our operational facilities and infrastructure;

•	changes to our pricing structure or that of our competitors;

•	inaccurate estimates of resources and time required to complete ongoing programs;

•	our ability to successfully open new delivery centers or to expand delivery centers in a timely fashion;

•	currency fluctuation;

•	our sources of pre-tax income, which will impact our overall effective tax rate;

•	ability to hire and train new employees; and

•	seasonal changes in the operations of our clients.

For example, some of our clients experience seasonal changes in their operations in connection with the year-end holiday season and the school year. Transaction volumes can be impacted by market conditions affecting the technology, communications, financial and travel industries, as well as other events such as natural disasters and terrorist attacks. In addition, most of our contracts do not commit our clients to providing us with a specific volume of business. All of these factors make it difficult for us to prepare accurate internal financial forecasts.

We recognize revenue when it is probable that the economic benefits associated with the transactions will flow to us and the amount of revenue can be measured reliably. Accordingly, the financial benefit of our gaining a new client or program may be delayed due to delays in the implementation of our services. Due to these factors, it is possible that in some future quarters our operating results may be significantly below the expectations of the public market, analysts and investors.

Some of our client contracts contain provisions that could reduce our anticipated revenue and harm our business.

Some of our contracts include provisions that provide for downward revision of our prices under certain circumstances. Some of these provisions have the effect of reducing our revenue in periods in which we fail to meet certain performance criteria. Other provisions in some of our contracts require us to give our clients the best price for a particular program that we give to our other clients for similar programs. Any of these provisions could reduce our revenue and could harm our business, results of operations and financial condition.

We have incurred losses in the past and have a limited operating history. We may not be profitable in the future and may not be able to secure additional business.

We incurred net losses of $5.6 million, $1.5 million and $1.8 million in 2001, 2002 and 2005, respectively. In future periods, we expect our selling and administrative expenses to continue to increase. If our revenue does not grow at a faster rate than these expected increases in our expenses, or if our operating expenses are higher than we anticipate, we may incur additional losses. We have a limited operating history in providing the business process outsourcing services we currently provide and continue to explore opportunities to provide other outsourced services that we have never provided. We may not be able to secure additional business or retain current business with our current clients or add new clients in the future who wish to use the services we currently offer or may offer in the future.

We have in the past received allegations from our clients that some of our customer service associates have defrauded them. If we are unable to prevent employee fraud, or if we have to pay large sums to our clients to compensate them for losses they sustain as a result of our employees’ fraud, our business, results of operations and financial condition could suffer.

Some of our clients have contacted us to report evidence of what they believed to be fraudulent activity on the part of some of our customer service associates. The nature of the fraudulent activities alleged against our customer service associates has varied depending on the type of services we are providing to our client. For example, one of our clients alleged that one of our customer service associates stole credit card numbers to fraudulently purchase a large amount of merchandise from them. Another client alleged that our customer service associates were processing fraudulent transactions in order to manipulate our client’s rewards program. Clients generally request that we refund all monetary losses they suffer from the alleged fraudulent activity.

Although we are in the process of implementing a number of internal programs, policies and procedures designed to prevent employee fraud, we cannot assure you that we will be able to detect or prevent employee fraud in the future. Our ability to detect and prevent employee fraud is further impaired by the fact that in most cases we rely on our clients’ internal informational systems to detect and prevent employee fraud. We may be required to pay large sums to our clients or otherwise compensate them in the event that we find that our clients have sustained losses as a result of fraud committed by our employees. If we fail to prevent employee fraud or have to pay large sums to our clients to compensate them for losses they sustain as a result, it could harm our business, results of operations and financial condition.

We are liable to our clients for damages caused by unauthorized disclosure of sensitive and confidential information, whether through a breach of our computer systems, our employees or otherwise.

We are typically required to manage, utilize and store sensitive or confidential client data in connection with the services we provide. Some of our clients are subject to U.S. federal and state regulations requiring the protection of sensitive customer information and pending legislation would increase the range of possible penalties for certain entities that fail to protect this information. Under the terms of our client contracts, we are required to keep sensitive customer information strictly confidential. We employ measures to protect sensitive and confidential client data and have not experienced any material breach of confidentiality to date. However, if any person, including any of our employees, penetrates our network security or otherwise mismanages or misappropriates sensitive or confidential client data, we could be subject to significant liability and lawsuits from our clients or their customers for breaching contractual confidentiality provisions or privacy laws. Although we have insurance coverage for mismanagement or misappropriation of this information by our employees, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims. Penetration of the network security of our data centers or any failure to protect confidential information could have a negative impact on our reputation, which would harm our business.

Our clients may adopt technologies that decrease the demand for our services, which could harm our business, results of operations and financial condition.

We target clients that need our BPO services and we depend on their continued need of our services. However, over time, our clients may adopt new technologies that decrease the need for live customer interaction, such as interactive voice response, web-based self-help and other technologies used to automate interactions with customers. The adoption of these technologies could reduce the demand for our services, create pricing pressure and harm our business, results of operations and financial condition.

Our business may not develop in ways that we currently anticipate due to negative public reaction to offshore outsourcing and recently proposed legislation.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Offshore outsourcing is a politically sensitive topic in the United States and elsewhere. For example, many organizations and public figures in the United States have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States.

There has been recent publicity about some negative experiences that organizations have had with offshore outsourcing, such as theft and misappropriation of sensitive client data. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would seriously harm our ability to compete effectively with competitors that operate solely out of facilities located in the United States.

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside the United States. For example, legislation has been proposed that would require offshore providers of services requiring direct interaction with clients’ customers to identify to clients’ customers where the offshore provider is located. Because substantially all of our clients are located in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could harm our business, results of operations and financial condition. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. This would also affect our ability to attract or retain clients that have these contracts.

Our failure to adhere to regulations that govern our business could hinder our ability to effectively perform our services. Our failure to adhere to regulations that govern our clients’ businesses could result in breaches of our contracts with our clients.

Our clients’ business operations are subject to certain rules and regulations in the United States, such as the Gramm-Leach-Bliley Act and the customer privacy provisions of the Communication Act. Our clients may contractually require that we perform our services in a manner that would enable them to comply with such rules and regulations. Failure to perform our services in compliance with these laws could result in breaches of contracts with our clients and, in some limited circumstances, civil fines and criminal penalties for us. Our operations are also subject to various U.S. federal and state regulations. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the FTC to issue regulations restricting certain telemarketing practices and prohibiting misrepresentations in telephone sales. A portion of our revenue is based on outbound marketing sales, which subjects us to these regulations. In addition, we are required under various Philippine laws to obtain and maintain permits and licenses for the conduct of our business. If we do not maintain our licenses or other qualifications to provide our services, we may not be able to provide services to existing clients or be able to attract new clients and could lose revenue, which could harm our business.

The international nature of our business exposes us to several risks, such as significant currency fluctuations and unexpected changes in the regulatory requirements of multiple jurisdictions.

We have operations in the Philippines and United States. Our corporate structure also spans multiple jurisdictions, with our parent company incorporated in the Philippines and operating subsidiaries incorporated in the United States. As a result, we are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

•	significant currency fluctuations between the U.S. dollar, in which substantially all of our revenue is denominated, and the Philippine peso, in which a significant portion of our costs are incurred;

•	legal uncertainty owing to the overlap of different legal regimes, and problems in asserting contractual or other rights across international borders;

•	potentially adverse tax consequences, such as scrutiny of transfer pricing arrangements by authorities in the countries in which we operate;

•	potential tariffs and other trade barriers;

•	unexpected changes in regulatory requirements;

•	the burden and expense of complying with the laws and regulations of various jurisdictions; and

•	terrorist attacks and other acts of violence or war.

The occurrence of any of these events could significantly harm our business, results of operations and financial condition.

We also face challenges in managing a geographically dispersed workforce. As of March 31, 2007, we had approximately 7,300 employees in the Philippines and approximately 2,600 employees in the United States. Our management is often required to manage employees remotely and must take into account diverse local laws and customs. If we are unable to manage our dispersed workforce and other resources effectively, our business, results of operations and financial condition could be significantly harmed.

We may not succeed in identifying suitable acquisition targets or integrating any acquired business into our operations, which could significantly harm our business, results of operations and financial condition.

Our growth strategy involves gaining new clients and expanding our service offerings, both organically and possibly through strategic acquisitions. Historically, we have expanded some of our service offerings and gained new clients through strategic acquisitions, such as our acquisition of Phase 2 in 2004. It is possible that in the future we may not succeed in identifying suitable acquisition targets available for sale on reasonable terms, have access to the capital required to finance potential acquisitions or be able to consummate any acquisition. The inability to identify suitable acquisition targets or investments or the inability to complete such transactions may affect our competitiveness and our growth prospects. Our management may not be able to successfully integrate any acquired business into our operations and any acquisition we do complete may not result in long-term benefits to us. For example, if we acquire a company, we could experience difficulties in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. The dilutive nature of any of our acquisitions could significantly harm our operating results. Future acquisitions may also result in our incurrence of indebtedness or our issuance of additional equity securities, which could dilute your investment. Acquisitions also typically involve a number of other risks, including diversion of management’s attention, legal liabilities and the need to amortize acquired intangible assets, any of which could significantly harm our business, results of operations and financial condition.

If the operations of our delivery centers are interrupted, the amount of revenue we receive under our client contracts could decline and our results of operations and financial condition could suffer.

We operate delivery centers in the Philippines and the United States, which requires us to maintain active data and voice communications between our delivery centers and our clients’ offices. Although we maintain redundant facilities and communications links, disruptions could result from, among other things, technical and electricity breakdowns, computer glitches and viruses and adverse weather conditions. For example, in 2006 one of our delivery centers in the Philippines was shut down for several hours as a result of damage to telecommunication lines servicing that delivery center. Our operational facilities and communication hubs may also be damaged in natural disasters such as earthquakes, floods, monsoons, tsunamis and typhoons. For example, in 2003 and 2004, the operations in our Philippine delivery centers were periodically interrupted as a result of heavy rains. Such natural disasters may lead to disruption of information systems and telephone service for sustained periods. Most of our client contracts are structured so that we are paid based on the amount of time our employees dedicate to providing services to our clients. Any significant failure of our equipment or systems, or any major disruption to basic infrastructure like power and telecommunications in the locations in which we operate, could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, reduce our revenue and harm our business.

Our ability to use net operating loss carryforwards in the United States may be limited.

We intend to use our U.S. net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Based on our analysis, which includes assumptions regarding the respective values of classes of our stock, we do not believe our net operating losses are currently subject to Section 382. However, we cannot assure you that future events (including significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock) will not trigger Section 382 limitations and, as a result, adversely affect our ability to use our net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards.

We may be classified as a passive foreign investment company in our current or future taxable year, which could result in adverse United States federal income tax consequences to U.S. holders.

If, during any taxable year, 75% or more of our gross income consists of certain types of passive income, or the average value during a taxable year of passive assets (generally assets that generate passive income) is 50% more of the average value of all of our assets, we will be treated as a “passive foreign investment company” under U.S. federal income tax law for such year and succeeding years. If we are treated as a passive foreign investment company, a U.S. holder may be subject to increased tax liability upon the sale of our common shares or upon the receipt of certain distributions, unless such U.S. holder makes an election to mark our common shares to market annually or to treat us as a “qualified electing fund.”

Based on an analysis of our financial position, we believe that we have not been a passive foreign investment company for U.S. federal income tax purposes for any preceding taxable year and expect that we will not become a passive foreign investment company during the current taxable year. However, because the tests for determining passive foreign investment company status are applied as of the end of each taxable year and are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, based on the market price of our common shares, and the amount and type of our gross income, we cannot assure you that we will not become a passive foreign investment company in the future or that the IRS will agree with our conclusion regarding our current passive foreign investment company status. We intend to use reasonable efforts to avoid becoming a passive foreign investment company.

Rules relating to a passive foreign investment company are very complex. U.S. holders should consult their own tax advisors regarding the U.S. federal income tax considerations discussed above and the applicability of passive foreign investment company rules to their investments in our common shares.

Governmental authorities may challenge our intercompany pricing policies or may change or seek to apply their laws in a manner that could increase our effective tax rate or otherwise harm our business.

We are a Philippine corporation doing business in the Philippines and, through subsidiaries, in the United States, and are subject to the tax rules of multiple jurisdictions. Our intercompany pricing policies address the pricing of transactions within our multi-entity organization, particularly cross-border transactions, including the transfer of goods and services and intercompany financing. Authorities in the United States and in the Philippines may examine our intercompany pricing policies and other aspects of our operations. As a result of such examinations, our effective tax rate could increase. In addition, it may be asserted that we are a resident for tax purposes of the United States and, as a consequence, subject to U.S. tax on income earned in the Philippines. Legislative proposals in the United States, if enacted, could also bring about this result.

We will incur increased costs as a result of being a public company subject to the Philippine Securities Regulation Code and the Sarbanes-Oxley Act of 2002 and our management faces challenges in implementing those requirements.

As a public company, we will incur additional legal, accounting and other expenses. We became a public company in March 2007 in connection with our initial public offering in the United States. The Philippine Securities Regulation Code and the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the U.S. Securities and Exchange Commission, or the SEC, and the Nasdaq Global Market, have imposed increased regulation and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, we have created additional board committees and are reviewing and adopting comprehensive new policies regarding internal control over financial reporting and disclosure controls and procedures. We are also in the process of evaluating and testing our internal financial reporting controls in anticipation of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and have not yet completed this process. We have formed internal evaluation committees and engaged consultants and expect to upgrade our computer software systems to assist us in such compliance. If we do not implement and comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business or investors’ confidence in our company and could cause our share price to fall. We will also incur additional costs associated with our reporting requirements as a public company. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers.

Future litigation may result in significant costs for defense purposes or for settlement purposes, both of which may or may not be covered by our current insurance policies. Litigation may also divert management focus from our business and could significantly impact our financial results.

From time to time, we are subject to litigation proceedings. For example, we settled a claim in 2006 relating to our acquisition of Phase 2. Although this specific litigation was resolved, we cannot predict whether any other material suits, claims or investigations may arise in the future. Irrespective of the outcome of any potential lawsuits or potential actions, claims or investigations, we may incur substantial legal costs and possibly settlement costs, which may or may not be covered by insurance. Litigation may also divert management’s attention from our business, which could also harm our business, results of operations and financial condition.

Risks Related to Doing Business in the Philippines

We may face wage inflation in the Philippines and increased competition for our Philippine employees, which could increase our employment costs and our attrition.

We have not historically experienced wage inflation with our Philippine employees. We are faced, however, with increasing competition in the Philippines for customer service associates, and we expect this competition will continue to increase as additional outsourcing companies enter the market and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. We have benefited from an excess supply of college graduates in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability and the cost of customer service associates and increase our attrition rate.

Our current tax holidays in the Philippines will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines pursuant to our registrations with the Philippine Economic Zone Authority, or PEZA, which provide that we pay no income tax in the Philippines for four or six years pursuant to our PEZA registrations. Our current income tax holidays expire at staggered dates through 2012. Two of our delivery center sites’ income tax holidays that were set to expire during the second half of 2006 were approved by PEZA in December 2006 for conversion to pioneer holiday status, essentially allowing for an additional two years of tax holiday for those delivery sites with expiration in 2008. Our next anticipated expiring income tax holiday is in November 2007 and we intend to apply for extensions. However, this tax holiday may or may not be extended. We believe that as our Philippine tax holidays expire, (i) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate and (ii) our Philippine net income attributable to all other activities will be taxed at the regular Philippine corporate income tax rates of 35%. For the year ended December 31, 2006, we had an effective income tax rate of 0.6% for the Philippine portion of our consolidated profit before income taxes. The expiration of our tax holidays may impair our competitive position against BPO companies based outside of the Philippines.

The Philippines has experienced political and economic instability, which could harm our business.

The Philippines has experienced low growth in its gross domestic product, significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create economic instability that could harm our business.

Currency fluctuations in the Philippine peso relative to the U.S. dollar could increase our expenses.

Substantially all of our revenue is denominated in U.S. dollars, and a significant portion of our costs is incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar, which would increase our expenses. We do not currently engage in any transactions to hedge against foreign currency fluctuations.

Terrorist attacks could adversely affect the Philippine economy, disrupt our operations and cause our business to suffer.

The Philippines periodically experiences civil unrest and terrorism and United States companies in particular may experience greater risk. We may not be adequately insured against terrorism risks. Terrorist attacks such as the attacks of September 11, 2001 in the United States have the potential to directly impact the Philippine economy by making travel more difficult, interrupting lines of communication and curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and harm our business.

It may be difficult for you to effect service of process and enforce legal judgments against us or our affiliates.

We are incorporated in the Philippines. Some of our directors are not residents of the United States and a significant portion of our assets are located outside the United States. As a result, it may not be possible for you to effect service of process within the United States upon some of our directors or us. In addition, you may be unable to enforce judgments obtained in courts of the United States against those persons outside the jurisdiction of their residence, including judgments predicated solely upon the securities laws of the United States. See “Enforcement of Civil Liabilities.”

Our stockholders may have more difficulty protecting their interests than they would as stockholders of a U.S. corporation.

Our corporate affairs are governed by our articles of incorporation and by-laws and by the laws governing corporations incorporated in the Philippines. Legal principles such as a director’s or officer’s duty of care and loyalty, and the fiduciary duties of controlling stockholders exist in the Philippines. However, these principles are relatively untested in Philippine courts, and their application is uncertain, in comparison to their application in U.S. courts. As a result, our stockholders may have more difficulty protecting their interests in connection with actions taken by our management, members of our board of directors or our controlling stockholders than they would as stockholders of a corporation incorporated in the United States.

Risks Related to our ADSs and Common Shares

Substantial future sales of our common shares or ADSs in the public market could cause our ADS price to fall.

On May 7, 2007, we had 57,200,691 common shares outstanding. Of these common shares, 12,650,000 common shares represented by ADSs are freely tradable without restriction in the U.S. public market. Holders of approximately 44.6 million common shares will be entitled to dispose of their shares or ADSs following the expiration of an initial 180-day “lock-up” period if they qualify for an exemption from or are not subject to registration under the Securities Act.

We intend to list our common shares on the Philippine Stock Exchange, which may increase the liquidity for our common shares and could increase the volatility of the market price for our ADSs

We intend to list our common shares on the Philippine Stock Exchange, which we do not anticipate will occur until at least August 2007. Our outstanding common shares may become more liquid after we list our common shares on the Philippine Stock Exchange. After that listing becomes effective, our existing stockholders may decide to sell their common shares on the Philippine Stock Exchange for tax or other reasons. Any sales of our common shares on the Philippine Stock Exchange could increase the volatility of the market price for our ADSs in the United States.

The market price for our ADSs may be volatile.

The market price for our ADSs may be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of our competitors;

•	sales or expected sales of additional common shares or ADSs; and

•	loss of one or more significant clients.

In addition, securities markets generally and from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ADSs.

You may not be able to participate in rights offerings and may experience dilution of your holdings as a result.

We may from time to time distribute rights to our stockholders, including rights to acquire our securities. Under the deposit agreement for the ADSs, the Depositary will not offer those rights to ADS holders unless both the rights and the underlying securities to be distributed to ADS holders are either registered under the Securities Act or The Philippine Securities Regulation Code, or exempt from registration under the Securities Act or The Philippine Securities Regulation Code with respect to all holders of ADSs. We are under no obligation to file a registration statement with respect to any such rights or underlying securities or to endeavor to cause such a registration statement to be declared effective. In addition, we may not be able to take advantage of any exemptions from registration under the Securities Act or The Philippine Securities Regulation Code. Accordingly, holders of our ADSs may be unable to participate in our rights offerings and may experience dilution in their holdings as a result.

Our corporate actions could be substantially influenced by officers, directors, principal stockholders and affiliated entities.

Our directors and executive officers and their affiliated entities beneficially own approximately 30.7% of our outstanding common shares as of January 31, 2007. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their ADSs as part of a sale of our company and might reduce the market price for our ADSs. These actions may be taken even if they are opposed by our other stockholders.

You may be subject to limitations on transfer of your ADSs.

ADSs are transferable on the books of the Depositary. However, the Depositary may close its transfer books at any time or from time to time when it deems expedient in connection with the performance of its duties. In addition, the Depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the Depositary are closed, or at any time if we or the Depositary deem it necessary or advisable to do so because of any requirement of law, any government, governmental body or commission or any securities exchange on which our ADSs or our common shares are listed, or under any provision of the deposit agreement or provisions of, or governing, the deposited securities or any meeting of our stockholders, or for any other reason.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 27, 2007, our registration statement on Form F-1 (Registration No. 333-141243) was declared effective for our initial public offering. Under this registration statement, we registered 6,325,000 American Depositary Shares, or ADSs represented by 12,650,000 of our common shares at a price to the public of $13.50 per share. This offering of 5,500,000 ADSs closed on April 2, 2007. The offering of 825,000 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option closed on April 5,2007. The managing underwriters were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated and JMP Securities LLC.

The sale of 6,325,000 ADSs concluded by the Company resulted in aggregate gross proceeds to the Company of approximately $75.9 million, after deducting underwriting discounts and commissions of approximately $6.0 million and estimated offering expenses of approximately $3.5 million.

In April 2007 after repayment of our outstanding debt, we had the remaining net proceeds from the offering invested in short-term deposits with financial institutions in the United States and Philippines. We intend to use these net proceeds for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire or invest in complementary technologies, businesses or other assets.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibits. —

31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eTELECARE GLOBAL SOLUTIONS, INC.

By:	/s/ John R. Harris
John R. Harris
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ J. Michael Dodson
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)

DATED: May 9, 2007

EXHIBIT INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.