Form 10-Q
period 2007-06-30
eTelecare Global Solutions, Inc.
filed 2007-08-10
CIK 1377902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Libis, Quezon City 1110
Philippines
(Address of Principal Executive Offices)
(Zip Code)

Registrant’s Telephone Number, Including Area Code:
63 (2) 916 5670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐           Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

On August 8, 2007, 57,327,691 shares of the Registrant’s common shares par value 1 Philippine Peso ($0.02 U.S.) per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$39,685	$690
Trade and other receivables, net	40,337	30,735
Prepaid expenses and other current assets	3,542	1,688
Deferred offering costs	—	3,187

Total current assets	83,564	36,300

Noncurrent assets:
Property and equipment, net	42,489	34,979
Goodwill	13,833	13,833
Other intangible assets, net	1,718	2,417
Other noncurrent assets	3,325	1,921

Total noncurrent assets	61,365	53,150

Total assets	$144,929	$89,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$1,565
Trade accounts payable	3,959	9,335
Accrued and other expenses	18,856	16,671
Current portion of:
Long-term debt	—	4,000
Obligations under capital lease	379	606

Total current liabilities	23,194	32,177

Noncurrent liabilities:
Long-term debt, net of current portion	—	24,500
Obligations under capital lease, net of current portion	4	145
Asset retirement obligations	2,163	1,884
Other noncurrent liabilities	3,132	2,530

Total noncurrent liabilities	5,299	29,059

Stockholders’ equity:
Capital stock, $0.02 par value, 130,000,000 shares authorized, 57,226,691 shares outstanding at June 30, 2007 and 44,366,066 outstanding at December 31, 2006	1,115	849
Additional paid-in capital	98,032	20,948
Retained earnings	17,289	6,417

Total stockholders’ equity	116,436	28,214

Total liabilities and stockholders’ equity	$144,929	$89,450

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share, per share and per ADS data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)

Service revenue	$61,426	$42,656	$123,536	$84,090
Cost and expenses:
Cost of services	43,242	30,812	85,777	60,522
Selling and administrative expenses	8,115	6,794	16,829	13,056
Depreciation and amortization	3,494	2,314	7,037	4,573

Total cost and expenses	54,851	39,920	109,643	78,151

Income from operations	6,575	2,736	13,893	5,939
Other income (expenses):
Interest expense and financing charges	(121)	(1,317)	(1,755)	(2,592)
Interest income	427	1	427	17
Foreign exchange loss	(422)	249	(684)	(35)
Other	(35)	(35)	148	28

Total other expenses	(151)	(1,102)	(1,864)	(2,582)

Income before provision for income taxes	6,424	1,634	12,029	3,357
Provision for income taxes	450	166	842	176

Net income	$5,974	$1,468	$11,187	$3,181

Net income per share — basic	$0.10	$0.03	$0.22	$0.07

Net income per share — diluted	$0.09	$0.03	$0.19	$0.07

Net income per ADS — basic(1)	$0.21	$0.07	$0.44	$0.15

Net income per ADS — diluted(1)	$0.19	$0.06	$0.39	$0.14

(1)	When we refer to ADS on a per share basis with respect to measurements such as net income per ADS, such amounts are derived from the total weighted average common shares at such indicated date adjusted for the ADS to common share ratio of one ADS to two common shares.

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except number of shares)

			Additional
	Capital Stock		Paid-In-	Retained
	Shares	Amount	Capital	Earnings	Total
	(Unaudited)

Balances, December 31, 2006	44,366,066	$849	$20,948	$6,417	$28,214
Cumulative effect of adoption of FIN 48				(315)	(315)
Proceeds from initial stock offering, net of $9,516 of offering costs	12,650,000	262	75,611	—	75,873
Stock option exercises	210,625	4	535	—	539
Stock compensation expense	—	—	938	—	938
Net income	—	—	—	11,187	11,187

Balances, June 30, 2007	57,226,691	$1,115	$98,032	$17,289	$116,436

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$11,187	$3,181
Adjustments for:
Depreciation and amortization	7,037	4,573
Provisions for:
Doubtful accounts	151	128
Stock compensation costs	938	325
Accretion of interest on asset retirement obligations	117	69
Loss on disposal of assets	429	9
Change in:
Trade and other receivables	(9,753)	(3,149)
Prepaid expenses and other current assets	(1,854)	(1,043)
Trade accounts payable	(5,602)	1,071
Accrued and other expenses	2,178	2,870
Other noncurrent assets	(1,404)	344
Other noncurrent liabilities	293	(449)

Net cash provided by operating activities	3,717	7,929

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(13,888)	(6,776)
Change in:
Refundable deposits	—	(119)

Net cash used in investing activities	(13,888)	(6,895)

Cash Flows from Financing Activities:
Proceeds from:
Revolving line of credit	157,342	83,132
Payments for:
Revolving line of credit	(158,907)	(82,652)
Long-term debt	(28,500)	(1,500)
Obligations under capital lease	(368)	(776)
Offering costs	(354)	—
Proceeds from stock option and warrant exercises	539	171
Proceeds from public offering	79,414	—

Net cash provided by (used in) financing activities	49,166	(1,625)

Net increase (decrease) in cash and cash equivalents	38,995	(591)
Cash and cash equivalents at beginning of period	690	1,043

Cash and cash equivalents at end of period	$39,685	$452

Supplemental Cash Flow Information
Supplemental information for non-cash investing activities
Accrued capital expenditures in accounts payable	226	—
Asset retirement obligation recognized	163	—

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Interim Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three months and six months ended June 30, 2007 and June 30, 2006 are unaudited. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for those periods. The consolidated balance sheet information as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2006 audited financial statements filed with our Form F-1 on March 27, 2007 with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

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

eTelecare adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in its liability for unrecognized tax benefits of $315,000 which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of the adoption and after the impact of recognizing the increase in the liability noted above, the Company had recorded liabilities of $677,000 and has not recorded the potential tax benefit of $956,000 relating to unrecognized deferred tax assets. These represent the Company’s unrecognized tax benefits which total $1.6 million. Given that the Company records a full valuation allowance on substantially all of its deferred tax assets, the $956,000 of the unrecognized tax benefits at January 1, 2007 would have no impact on the annual effective tax rate if recognized since the Company would be required to increase its valuation allowance given that the increased asset amounts would not meet the more likely than not recoverability criteria of FAS 109. However, in the absence of a valuation allowance, substantially all of the Company’s $1.6 million in unrecognized tax benefits would impact the annual effective tax rate if recognized since the $956,000 of additional deferred tax assets would not be reduced by the valuation allowance, and the $677,000 recorded liability would not be required.

The Company operates in and files income tax returns in various jurisdictions in the Philippines and the United States which are subject to examination by tax authorities. With few exceptions, the Company is no longer subject to US federal and state or Philippine income tax examinations for years before 2003. As of June 30, 2007, the Company is not currently under income tax audit in any jurisdiction.

eTelecare recognized potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has $258,000 of accrued interest and penalties related to uncertain tax positions which are included as a component of the $1.6 million of unrecognized tax benefits noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision and annual effective tax rate.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company anticipates that the total unrecognized tax benefits noted above will decreased by $368,000 in the fourth quarter of 2007 due to the expiration of the 2003 US statute of limitations prior to year end.

3.	Initial Public Offering

On March 27, 2007, the Company entered into a binding underwriting agreement for its initial public offering in the United States of 11,000,000 common shares in the form of 5,500,000 American Depositary Shares (ADSs) at an initial offering price per ADS of $13.50. The ADSs began trading on the NASDAQ Global Market on March 28, 2007. The $69.1 million proceeds, net of underwriting discounts and commissions of $5.2 million, were received on April 2, 2007, which was the closing date of the offering. On April 3, 2007, proceeds from the public offering were used to pay term loans A and B and our line of credit amounts of $9.7 million, $17.5 million, and $9.1 million, respectively. On April 5, 2007, the Company received additional proceeds of $10.3 million, net of underwriting discounts and commissions of $844,000, as a result of the exercise by the underwriters of the Company’s initial public offering of their over-allotment option to purchase an additional 825,000 ADSs from the Company.

4.	Earnings Per Share and Per ADS

The computation of basic and diluted earnings per share and per ADS is as follows (in thousands except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$5,974	$1,468	$11,187	$3,181

Weighted average shares:
Common shares outstanding for basic earnings per share	57,093	43,561	51,069	43,530
Equivalent shares issuable upon exercise of stock options	6,831	1,690	6,853	1,690

Weighted average diluted shares	63,924	45,251	57,922	45,220

Anti-dilutive shares(2)	876	1,717	775	2,503
Net income per share — basic	$0.10	$0.03	$0.22	$0.07
Net income per share — diluted	$0.09	$0.03	$0.19	$0.07
Net income per ADS — basic(1)	$0.21	$0.07	$0.44	$0.15
Net income per ADS — diluted(1)	$0.19	$0.06	$0.39	$0.14

(1)	When we refer to ADS on a per share basis with respect to measurements such as net income per ADS, such amounts are derived from the total weighted average common shares at such indicated date adjusted for the ADS to common share ratio of one ADS to two common shares.

(2)	Shares are excluded from net income per share and net income per ADS calculations as the effect was anti-dilutive.

5.	Contingencies

We are the defendant in the employment matter of Victor Sese vs. ETelecare Global Solutions-AZ, Inc. filed in Arizona Superior Court in Maricopa County, Arizona on June 13, 2007. In the matter, Victor Sese, formerly Vice President of Sales and Marketing for the company, has asserted three claims against the Company: (1) breach of contract; (2) breach of covenant of good faith and fair dealing; and (3) violation of A.R.S. Section 23-350 et seq., the state statute requiring employers promptly to pay wages due to terminated employees. Mr. Sese seeks damages of

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$811,172 for count one; $4,000,000 for count two; and $2,400,000 for count three. While the Company cannot predict with certainty the outcome of the litigation, we believe the ultimate outcome of this matter will not have a material adverse impact on the financial position or results of operations of the Company. Accordingly, no liability has been recorded in the financial statements.

6.	Subsequent Events

On July 23, 2007, we entered into a credit agreement (the “Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) to extend a revolving line of credit to the company in the maximum aggregate amount of $25,000,000, the proceeds of which shall be used to support the Company’s working capital and which will expire on July 23, 2011. This credit facility replaces a previous debt agreement with Wells Fargo Foothill, Inc. which was terminated on July 20, 2007. The Agreement calls for an upfront commitment to Wells Fargo of $125,000.

The Agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or permit indebtedness, dispose of assets, pay dividends, make guarantees, and acquire, consolidate or merge with another entity. Additionally, we are required to maintain certain tangible net worth levels, financial ratios and minimum cash requirements. The Agreement also provides for certain events of default, but it does not contain any subjective acceleration features and does not have any required payment or principal reduction schedules.

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

Overview

We are a leading provider of BPO services focusing on the complex, voice-based segment of customer care services delivered from both onshore and offshore locations. We provide a range of services including technical support, financial advisory services, warranty support, customer service, sales and customer retention. Our services are delivered from five delivery centers in the Philippines and seven delivery centers in the United States, with approximately 8,000 employees in the Philippines and approximately 2,800 employees in the United States as of June 30, 2007.

We completed our initial public offering in the United States on April 2, 2007 of 11,000,000 common shares in the form of 5,500,000 American Depositary Shares, or ADSs. Our ADSs are listed on the NASDAQ Global Market. Although we intend to list our common shares on the Philippine Stock Exchange, our common shares are not currently traded on a public exchange. Our public offering raised $69.1 million, net of underwriting discounts and commissions and offering costs. On April 5, 2007, the Company received additional proceeds of $10.3 million, net of underwriting discounts and commissions and offering costs of $844,000, as a result of the exercise by the underwriters of the Company’s initial public offering of their over-allotment option to purchase an additional 825,000 ADSs from the Company. In April 2007, we used an aggregate of $36.3 million from these proceeds to repay outstanding debt. We currently are a foreign private issuer under the applicable rules and regulations in the United States. However, we voluntarily elect to file our periodic and current company reports under the Exchange Act in accordance with the rules and regulations applicable to a U.S. issuer.

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

In the second quarter of 2007, our revenue increased 44% to $61.4 million compared to $42.7 million the second quarter of 2006. For the six months ended June 30, 2007, our revenue increased 47% to $123.5 million from $84.1 million in the same period of 2006. This revenue growth was driven primarily by an expansion of work with existing clients delivered from our Philippine locations, which accounted for 59% of our second quarter 2007 revenues compared to 44% of our second quarter 2006 revenues and 57% of our revenues for the six months ended June 30, 2007 compared to 43% of our revenues for the six months ended June 30, 2006.

As we implement new client programs, we continue to realize cost efficiencies in both cost of services and selling and administrative functions, which ultimately improve our operating margin. This trend is evidenced by an improvement in our income from operations as a percentage of revenue, which increased by $3.9 million to $6.6 million, or 10.7% of our revenue, in the second quarter of 2007 compared to $2.7 million, or 6.4% of our revenue, in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, respectively, our income from operations increased $8.0 million to $13.9 million, or 11.3% of our revenue, from $5.9 million, or 7.1% of our revenue. The improvements in our operating margin primarily resulted from decreases in our:

•	Cost of services as a percentage of revenue to 70.4% from 72.3% in the second quarters of 2007 and 2006, respectively, and to 69.4% from 72.0% for the six months ended June 30, 2007 and 2006, respectively, as we delivered more services from our lower-cost Philippine locations; and

•	Selling and administrative expenses as a percentage of revenue to 13.2% from 15.9% in the second quarters of 2007 and 2006, respectively, and to 13.6% from 15.5% in the six months ended June 30, 2007 and 2006, respectively, as we achieved general efficiencies in the corporate and administrative functions required to support increased revenue.

Our net income increased to $6.0 million, or 9.7% of revenue, in the second quarter of 2007 compared to $1.5 million, or 3.4% of revenue in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, respectively, our net income increased to $11.2 million, or 9.1% of revenue, from $3.2 million, or 3.8% of revenue. Our improvement in net income resulted primarily from our improved operating margin and reduced interest and financing charges, partially offset by increased depreciation expenses as we increased capital expenditures to support our growth and increased foreign exchange losses as the Philippine peso strengthened against the US dollar. Additionally, our income tax expense decreased to 7.0% from 10.2% of pre-tax income in the second quarters of 2007 and 2006, respectively, and increased to 7.0% from 5.2% of pre-tax income in the six months ended June 30, 2007 and 2006, respectively. As a result of an increase in our net income, diluted earnings per share increased to $0.09 ($0.19 per ADS) in the second quarter of 2007 compared to $0.03 ($0.06 per ADS) in the second quarter of 2006.

In connection with our efforts to expand our Philippine operations, we have incurred significant capital expenditures to build additional seat capacity and upgrade our telecommunication and network infrastructure to meet client demands. For the six months ended June 30, 2007, we have spent $13.9 million on capital expenditures, as compared to $6.8 million of capital expenditures in the first six months ended June 30, 2006. We believe such investments are key to supporting our existing and planned client base.

Service Revenue.  We generate revenue from the customer care and other BPO programs we administer for our clients. We provide our services to clients under contracts that typically consist of a master services agreement, which contains the general terms and conditions of our client relationship, and a statement of work, which describes in detail the terms and conditions of each program we administer for a client. Our statements of work are usually one-year contracts, subject to earlier termination by our clients or us for any reason, typically upon 30 to 90 days notice. Although the contractual commitments from our clients are short, our client relationships tend to be longer-term given the scale and complexity of the services we provide coupled with the risk and costs to our clients associated with bringing business processes in-house or outsourcing them to another provider. For the same reasons, our sales cycle tends to range from six to 18 months.

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

We currently derive substantially all of our revenue from U.S.-based clients. We receive most of our revenue from a small number of clients, with an aggregate of approximately 84% and 80% of our revenue from our five largest clients for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. We often administer multiple programs for a single client.

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

As a result of our multi-shore delivery model, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. Substantially all of our revenue is denominated in U.S. dollars, but a significant amount of our expenses is denominated in Philippine pesos. We generally have short-term accounts payable in the Philippines, which tend to be predictable as most of our expenses consist of employee compensation and other fixed overhead costs, such as facilities costs. We plan to initiate a derivative-type hedging strategy in the third quarter of 2007.

Results of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006

The following table sets forth our unaudited historical operating results, as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service revenue	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of services	70.4	72.3	69.4	72.0
Selling and administrative expenses	13.2	15.9	13.6	15.5
Depreciation and amortization	5.7	5.4	5.7	5.4

Total cost and expenses	89.3	93.6	88.7	92.9

Income from operations	10.7	6.4	11.3	7.1
Other income (expenses):
Interest expense and financing charges	(0.2)	(3.1)	(1.4)	(3.1)
Interest income	0.7	0.0	0.4	0.0
Foreign exchange loss	(0.7)	0.6	(0.6)	—
Other	(0.1)	(0.1)	0.1	—

Total other expenses	(0.3)	(2.6)	(1.5)	(3.1)

Income before provision for income taxes	10.4	3.8	9.8	4.0
Provision for income taxes	0.7	0.4	0.7	0.2

Net income	9.7%	3.4%	9.1%	3.8%

Service revenue.  In the second quarter of 2007, our service revenue increased 44% to $61.4 million compared to $42.7 million in the same quarter of 2006. For the six months ended June 30, 2007, our revenue increased 47% to $123.5 million from $84.1 million during the same period of 2006. Both increases were due, in part, to a general increase in the demand for our BPO services, our ability to capture an increased share of existing customers’ outsourcing needs, and the addition of new customers despite lower-than-anticipated revenues from one of our largest clients in the second quarter of 2007.

Cost of services.  In the second quarter of 2007, our cost of services increased 40% to $43.2 million from $30.8 million in same quarter of 2006. As a percentage of revenue, our cost of services decreased to 70.4% from 72.3% for the second quarters of 2007 and 2006, respectively. For the six months ended June 30, 2007, our cost of services increased 42% to $85.8 million from $60.5 million during the same period of 2006. As a percentage of revenue, our cost of services decreased to 69.4% from 72.0% for the six months ended June 30, 2007 and 2006, respectively.

The absolute dollar increase in cost of services in the second quarter of 2007 compared to the same quarter of 2006 was primarily to support our 44% increase in service revenue. Similarly, the absolute dollar increase in the cost of services for the six months ended June 30, 2007 over the same period of 2006 was related to our 47% increase in service revenue. For both the three month and six month periods, our improvement in cost of services as a percentage of revenue resulted primarily from expansion of our lower-cost Philippine operations, which generated 59% of our revenue in the second quarter of 2007 compared to 44% in the same quarter of 2006 and 57% of our revenue in the six months ended June 30, 2007 compared to 51% of our 2006 same period revenue. Other costs included in cost of services, such as information technology, training, quality assurance, and recruiting, have remained relatively flat as a percentage of revenue for both the three and six month periods ended June 30, 2007 compared to the same periods of 2006.

Selling and administrative expenses In the second quarter of 2007, our selling and administrative expenses increased 19% to $8.1 million from $6.8 million in the second quarter of 2006. As a percentage of revenue, our 2007 second quarter selling and administrative expenses decreased to 13.2% compared to 15.9% in the same quarter of 2006. For the six months ended June 30, 2007, our selling and administrative expenses increased 28% to $16.8 million from $13.1 million in the same period of 2006. As a percentage of revenue, our selling and administrative expenses decreased to 13.6% compared to 15.5% for the six months ended June 30, 2007 and 2006, respectively.

For both the three and six month periods ended June 30, 2007, the absolute dollar increase in selling and administrative expenses over the same periods of 2006 was primarily due to additional salaries, wages and benefits, consulting fees, and travel expenses as we hired additional personnel to support our growth and to enhance our executive team and professional staff as we prepared to become a publicly traded company in the United States and expanded our Philippine operations. Selling and administrative expenses included substantially all of our share-based compensation expenses, which increased to $517,000 from $216,000 in the second quarters of 2007 and 2006, respectively, and to $938,000 from $325,000 in the six months ended June 30, 2007 and 2006, respectively. Although selling and administrative expenses decreased as a percentage of revenue due to general efficiencies gained in our sales and other corporate functions, we expect such expenses to increase in absolute dollars as we add personnel to support our growth and incur additional fees and costs related to our operation as a publicly traded company in the United States.

Depreciation and amortization.  Depreciation and amortization expenses increased to $3.5 million, or 5.7% of revenue, in the second quarter of 2007 from $2.3 million, or 5.4% of revenue, in the same quarter of 2006. For the six months ended June 30, 2007 and 2006, respectively, depreciation and amortization expenses increased to $7.0 million, or 5.7% of revenue, from $4.6 million, 5.4% of revenue. The increase in depreciation and amortization expense for both the three and six month periods, resulted primarily from capital expansions to support our growth and upgrades of our desktop computing, telecommunication equipment, and network infrastructure. With the upgrade of our equipment, we recognized a loss on disposal of fixed assets, which was included in cost of services, of $99,000 in the second quarter of 2007 compared to $0 in the second quarter of 2006 and $429,000 in the six months ended June 30, 2007 compared to $9,000 in the same period of 2006. As we upgrade our technology, we will continue to evaluate the useful lives of our fixed assets.

Provision for income taxes.  For the second quarter of 2007, our effective tax rate was 7%, compared to 10% for the second quarter of 2006. We currently anticipate that our effective tax rate for full year 2007 will be approximately 7%, compared to 5% for the full year 2006. The increase in the effective tax rate in 2007 is driven by Philippines income tax on interest income generated from surplus IPO proceeds, and U.S. federal and state tax anticipated in 2007, compared to U.S. federal and state taxable losses in 2006. Our 2006 U.S. federal and state taxable losses resulted primarily from interest expense deductions, which we anticipate will be substantially lower in 2007 after the reduction of our debt with our IPO proceeds.

For the six months ending June 30, 2007, our effective tax rate was 7%, compared to 5% for the first six months of 2006. This increase in the effective tax rate in the six months ending June 30, 2007 is driven by Philippine income tax on interest income generated from surplus IPO proceeds, and U.S. federal and state tax anticipated in 2007, compared to U.S. federal and state taxable losses in 2006. Our 2006 U.S. federal and state taxable losses resulted primarily from interest expense deductions, which we anticipate will be substantially lower in 2007 due to the pay off of our debt with IPO proceeds.

The effective tax rate of 7% anticipated for 2007 differs from the Philippines statutory tax rate of 35% primarily as a result of our Philippines income tax holidays, which expire at staggered dates through 2012. Our next anticipated expiring income tax holiday is in November 2007. We intend to apply for an extension or conversion to Pioneer holiday status prior to expiration. While no assurance can be given at present, we understand it is the current practice of PEZA to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the outsourcing industry. The extension or conversion to Pioneer holiday status of the income tax holiday expiring in November 2007 will not materially impact the 2007 effective tax rate.

Income from operations; operating margin.  For the second quarter of 2007, our operating margin increased to 10.7% from 6.4% in the second quarter of 2006. Our operating margin increased to 11.3% from 7.1% in the six months ended June 30, 2007 and 2006, respectively. For both the three and six month periods, the operating margin improvement was primarily due to an increase in the percentage of revenue derived from our lower-cost Philippine operations and general efficiencies gained on a percentage-of-revenue basis within our selling and administrative functions.

Liquidity and Capital Resources

We have financed our operations primarily with cash from operations, proceeds from our initial public offering in the United States, proceeds from our loan agreements and, to a lesser extent, with proceeds from the issuance of our common shares. Net cash provided by our operating activities was $3.7 million and $7.9 million in the six months ended June 30, 2007 and 2006, respectively. The decrease in our cash flows from operating activities was primarily attributable to increases of $6.6 million in trade receivables, $0.8 million in prepaid expenses, and $1.7 million in other non-current assets and a decrease in trade accounts payable of $6.7 million in six months ended June 30, 2007 compared to the same period of 2006. The increase in trade receivables resulted from our increase in revenue in the second quarter of 2007 compared to the second quarter in 2006. The increase in prepaid expenses was driven by an increase in software maintenance agreements associated with our capital expenditures and increased prepaid rent associated with our expansion of facilities in the Philippines. Trade accounts payable decreased in the six months ended June 30, 2007 as we paid a significant portion of accrued expenditures from the fourth quarter of 2006.

Net cash used in our investing activities was $13.9 million compared to $6.9 million in the six months ended June 30, 2007 and 2006, respectively. The significant increase in net cash used in our investing activities in the six months ended June 30, 2007 over the same period in 2006 reflects our planned expenditures to support the anticipated growth in our business. Our primary use of cash in our investing activities for each year is for our purchase of property and equipment, including information technology equipment, furniture, fixtures and leasehold improvements for expansion of available seats.

Net cash provided by financing activities was $49.2 million compared to net cash used in our financing activities of $1.6 million in the six months ended June 30, 2007 and 2006, respectively. The change in cash provided by financing activities primarily resulted from our public offering in 2007, in which we raised $75.9 million of cash, net of offering costs and underwriting fees.

Our prior debt agreement consisted of two term loans, one for $10.0 million and another for $17.5 million as of March 31, 2007, and a revolving line of credit with borrowing capacity up to $25.0 million, all of which were scheduled to mature on May 25, 2009. In the second quarter of 2007, we repaid the term loans and outstanding balance on the line of credit with the proceeds from our initial public offering, which will result in decreased interest expense in future periods unless we utilize our new debt facility in future periods. We terminated our prior debt agreement on July 20, 2007 and entered into a new debt agreement on July 23, 2007.

Under the terms of the new agreement, entered into with Wells Fargo Bank, National Association (“Wells Fargo”) and its subsidiaries, Wells Fargo will extend a revolving line of credit to the Company’s subsidiaries in the maximum aggregate amount of $25,000,000, the proceeds of which shall be used to support our working capital and which will expire on July 23, 2011. The new agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or permit indebtedness, dispose of assets, pay dividends, make guarantees, and acquire, consolidate or merge with another entity. Additionally, we are required to maintain certain tangible net worth levels, financial ratios and minimum cash requirements. The new agreement also provides for certain events of default, but it does not contain any subjective acceleration features and does not have any required payment or principal reduction schedules.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. In the second quarters of 2007 and 2006, approximately 45% and 33%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. For the six months ended June 30, 2007 and 2006, approximately 41% and 33%, respectively of our cost of services and selling and administrative expenses were generated in the Philippines. We bill substantially all of our revenue in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce our annual expenses associated with our offshore operations by approximately $7.6 million, whereas a 10% decrease in the relative value of the U.S. dollar would increase the annual cost associated with these operations by approximately $9.3 million. Expenses relating to our offshore operations increased in the second quarters of 2007 and 2006 due to increased costs associated with higher revenue generation and customer management services.

Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on a monthly basis. Although we had not entered into any hedging contracts through the end of the second quarter of 2007, we plan to initiate a derivative-type hedging strategy in the third quarter of 2007.

Interest Rate Sensitivity

We have interest rate exposure arising from borrowings under our revolving line of credit which has variable interest rates. These variable interest rates are affected by changes in short-term interest rates. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $0.0 million as we repaid the entire March 31, 2007 balance of our term loans and line of credit on April 3, 2007.

Inflation Rate Sensitivity

In the second quarters of 2007 and 2006, approximately 45% and 33%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation, but the inflation rate has been below 10% since 1999. For the year ended December 31, 2006, inflation averaging 6.2% kept prices generally stable. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast-growing population and high unemployment. A reversal of these trends, increased wage pressure due to increased competition as our industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds.

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

We are the defendant in the employment matter of Victor Sese vs. ETelecare Global Solutions-AZ, Inc. filed in Arizona Superior Court in Maricopa County, Arizona on June 13, 2007. In the matter, Victor Sese, formerly Vice President of Sales and Marketing for the company, has asserted three claims against the company: (1) breach of contract; (2) breach of covenant of good faith and fair dealing; and (3) violation of A.R.S. Section 23-350 et seq., the state statute requiring employers promptly to pay wages due to terminated employees. Mr. Sese seeks damages of $811,172 for count one; $4,000,000 for count two; and $2,400,000 for count three. While we cannot predict with certainty the outcome of the litigation, we believe the ultimate outcome of this matter will not have a material adverse impact on the financial position or our results of operations.

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

One of our major clients is Vonage, who has previously disclosed that it is, and may in the future be, subject to damaging and disruptive intellectual property litigation that could adversely affect its business and its continued viability, which, in turn, could harm our business, results of operations and financial condition.

For the three and six months ended June 30, 2007, we derived 15% and 14%, respectively, of our revenue from Vonage. Vonage has been named as a defendant in several lawsuits currently pending that relate to alleged patent infringement and recently a judgment has been entered against it in its patent litigation with Verizon. We understand that Vonage is appealing this judgment. Vonage has been subject to other infringement claims in the past and may be subject to infringement claims in the future. Intellectual property litigation, especially its ongoing patent litigation with Verizon, if determined against Vonage, could materially and adversely affect Vonage’s business, results of operations and financial condition, as well as the continued viability of Vonage. As a result of our significant client relationship with Vonage, any determination against Vonage in its ongoing patent litigation with Verizon or other intellectual property litigation could, in turn, harm our business, results of operations and financial condition.

Our revenue is highly dependent on a few industries and any decrease in demand for outsourced business processes in these industries could reduce our revenue and seriously harm our business.

Most of our clients are concentrated in the communications and technology services industries. In the second quarters of 2007 and 2006, we derived 73% and 75%, respectively, of our revenue from clients in these industries. For the six months ended June 30, 2007 and 2006, we derived 75% and 77%, respectively, of our revenue from the communications and technology services industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes. A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could harm our business, results of operations and financial condition.

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

Since we were founded in 1999, we have experienced rapid growth and significantly expanded our operations. We have five delivery centers in the Philippines and seven in the United States. We currently plan to open two new delivery centers in the Philippines. The number of our employees has increased from 3,041 as of December 31, 2003 to approximately 10,800 as of June 30, 2007. In 2004, we acquired Phase 2, which contributed significantly to our growth during this period. We have a geographically dispersed workforce with approximately 8,000 employees in the Philippines and approximately 2,800 employees in the United States as of June 30, 2007. We intend to continue expansion to pursue existing and potential market opportunities. Depending on client demand and the speed at which clients migrate our services to offshore locations, we may be required to set up more delivery locations both onshore and offshore.

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

We also face challenges in managing a geographically dispersed workforce. As of June 30, 2007, we had approximately 8,000 employees in the Philippines and approximately 2,800 employees in the United States. Our management is often required to manage employees remotely and must take into account diverse local laws and customs. If we are unable to manage our dispersed workforce and other resources effectively, our business, results of operations and financial condition could be significantly harmed.

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

From time to time, we are subject to litigation proceedings. For example, we settled a claim in 2006 relating to our acquisition of Phase 2 and we are currently party to a litigation claim brought by a former employee. Although this specific litigation was resolved, we cannot predict whether any other material suits, claims or investigations may arise in the future. Irrespective of the outcome of any potential lawsuits or potential actions, claims or investigations, we may incur substantial legal costs and possibly settlement costs, which may or may not be covered by insurance. Litigation may also divert management’s attention from our business, which could also harm our business, results of operations and financial condition.

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

On August 8, 2007, we had 57,327,691 common shares outstanding. Of these common shares, 12,650,000 common shares represented by ADSs are freely tradable without restriction in the U.S. public market. Holders of approximately 44.6 million common shares will be entitled to dispose of their shares or ADSs following the expiration of an initial 180-day “lock-up” period if they qualify for an exemption from or are not subject to registration under the Securities Act.

We intend to list our common shares on the Philippine Stock Exchange, which may increase the liquidity for our common shares and could increase the volatility of the market price for our ADSs

We have initiated the process to list our common shares on the Philippine Stock Exchange, but we do not anticipate this listing will occur until at least August 2007. Our outstanding common shares may become more liquid after we list our common shares on the Philippine Stock Exchange. After that listing becomes effective, our existing stockholders may decide to sell their common shares on the Philippine Stock Exchange for tax or other reasons. Any sales of our common shares on the Philippine Stock Exchange could increase the volatility of the market price for our ADSs in the United States.

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

Our directors and executive officers and their affiliated entities beneficially own approximately 32.4% of our outstanding common shares as of June 22, 2007. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their ADSs as part of a sale of our company and might reduce the market price for our ADSs. These actions may be taken even if they are opposed by our other stockholders.

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

On March 27, 2007, our registration statement on Form F-1 (Registration No. 333-141243) was declared effective for our initial public offering. Under this registration statement, we registered 6,325,000 American Depositary Shares, or ADSs is represented by 12,650,000 of our common shares at a price to the public of $13.50 per share. This offering of 5,500,000 ADSs closed on April 2, 2007. The offering of 825,000 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option closed on April 5,2007. The managing underwriters were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated and JMP Securities LLC.

The sale of 6,325,000 ADSs concluded by the Company resulted in aggregate gross proceeds to the Company of approximately $75.9 million, after deducting underwriting discounts and commissions of approximately $6.0 million and offering expenses of approximately $3.5 million.

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

In the three months ended June 30, 2007, we sold an aggregate of 207,750 common shares to employees at an average price of $2.56 per share as a result of employee stock option exercises. These issuances were deemed exempt from registration in the United States under the Securities Act of 1933 in reliance on Section 4(2) of the United States Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibits. —

10.1	Amendment to Master Services Agreement No. TH120103 by and between Cingular Wireless LLC and Phase 2 Solutions, Inc. for Contracted Call Center Services dated February 24, 2004 and specification for Purchase Order No. 3 dated March 23, 2005.
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eTELECARE GLOBAL SOLUTIONS, INC.

By:	/s/ John R. Harris
John R. Harris
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ J. Michael Dodson
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)

DATED: August 9, 2007

EXHIBIT INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

10.1	Amendment to Master Services Agreement No. TH120103 by and between Cingular Wireless LLC and Phase 2 Solutions, Inc. for Contracted Call Center Services dated February 24, 2004 and specification for Purchase Order No. 3 dated March 23, 2005.
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.