Form 10-Q
period 2007-09-30
eTelecare Global Solutions, Inc.
filed 2007-11-02
CIK 1377902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33362

eTelecare Global Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Philippines	98-0467478
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31st Floor CyberOne Building, Eastwood City, Cyberpark

Libis, Quezon City Philippines	1110 (Zip Code)
(Address of Principal Executive Offices)

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

On October 29, 2007, 28,766,346 shares of the Registrant’s common shares par value 2 Philippine Peso ($0.04 U.S.) per share, were outstanding.

PART I. FINANCIAL INFORMATION
PART II: OTHER INFORMATION
SIGNATURE
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$31,353	$690
Trade and other receivables, net	47,776	30,735
Prepaid expenses and other current assets	4,062	1,688
Fair value of derivatives	1,032	—
Deferred offering costs	—	3,187

Total current assets	84,223	36,300

Noncurrent assets:
Property and equipment, net	51,139	34,979
Goodwill	14,809	13,833
Other intangible assets, net	1,488	2,417
Other noncurrent assets	4,030	1,921

Total noncurrent assets	71,466	53,150

Total assets	$155,689	$89,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$1,565
Trade accounts payable	4,566	9,335
Accrued and other expenses	23,003	16,671
Current portion of:
Long-term debt	—	4,000
Obligations under capital lease	241	606

Total current liabilities	27,810	32,177

Noncurrent liabilities:
Long-term debt, net of current portion	—	24,500
Obligations under capital lease, net of current portion	—	145
Asset retirement obligations	1,815	1,884
Other noncurrent liabilities	3,449	2,530

Total noncurrent liabilities	5,264	29,059

Stockholders’ equity:
Capital stock, 2 Philippine Peso ($0.04 U.S.) par value, 65,000,000 shares authorized, 28,663,846 shares outstanding at September 30, 2007 and 22,183,033 outstanding at December 31, 2006	1,117	849
Additional paid-in capital	98,953	20,948
Retained earnings	22,131	6,417
Accumulated other comprehensive income	414	—

Total stockholders’ equity	122,615	28,214

Total liabilities and stockholders’ equity	$155,689	$89,450

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)

Service revenue	$65,362	$52,230	$188,898	$136,320
Cost and expenses:
Cost of services	47,172	35,287	132,949	95,809
Selling and administrative expenses	9,204	7,401	26,033	20,457
Depreciation and amortization	3,789	2,676	10,826	7,249

Total cost and expenses	60,165	45,364	169,808	123,515

Income from operations	5,197	6,866	19,090	12,805
Other income (expenses):
Interest expense and financing charges	(77)	(1,307)	(1,832)	(3,883)
Interest income	434	1	861	2
Foreign exchange loss	(165)	(744)	(849)	(779)
Other	5	(66)	153	(38)

Total other income (expenses)	197	(2,116)	(1,667)	(4,698)

Income before provision for income taxes	5,394	4,750	17,423	8,107
Provision for income taxes	552	310	1,394	486

Net income	$4,842	$4,440	$16,029	$7,621

Net income per share — basic(1)	$0.17	$0.20	$0.60	$0.35

Net income per share — diluted(1)	$0.15	$0.18	$0.54	$0.32

(1)	As a result of our two-for-one reverse split of common shares effected on September 3, 2007, our ADS-to-common share ratio is one-to-one. Accordingly, our net income per ADS is equivalent to our net income per share (basic and diluted).

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)

Net income	$4,842	$4,440	$16,029	$7,621
Other comprehensive income:
Fair values of derivatives, net of tax	414	—	414	—

Comprehensive income	$5,256	$4,440	$16,443	$7,621

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except number of shares)

					Accumulated
			Additional		Other
	Capital Stock		Paid-in-	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(Unaudited)

Balances, December 31, 2006	22,183,033	$849	$20,948	$6,417	$—	$28,214
Cumulative effect of adoption of FIN 48				(315)		(315)
Proceeds from initial stock offering, net of $9,516 of offering costs	6,325,000	262	75,611	—		75,873
Stock option exercises	155,813	6	711	—		717
Stock compensation expense	—	—	1,683	—		1,683
Net income	—	—	—	16,029		16,029
Other comprehensive income					414	414

Balances, September 30, 2007	28,663,846	$1,117	$98,953	$22,131	$414	$122,615

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$16,029	$7,621
Adjustments for:
Depreciation and amortization	10,826	7,249
Provisions for:
Doubtful accounts	143	473
Stock compensation costs	1,683	566
Accretion of interest on asset retirement obligations	330	138
Loss on disposal of assets	752	127
Change in:
Trade and other receivables	(17,082)	(10,000)
Prepaid expenses and other current assets	(3,309)	(1,377)
Trade accounts payable	(1,317)	(262)
Accrued and other expenses	4,824	7,931
Other noncurrent assets	123	128
Other noncurrent liabilities	50	(552)
Other comprehensive income	414

Net cash provided by operating activities	13,466	12,042

Cash Flows from Investing Activities:
Acquisitions of AOL Philippines, net of acquired cash	(1,597)
Acquisition of property and equipment	(28,170)	(10,512)
Change in:
Refundable deposits	(1,783)	(492)

Net cash used in investing activities	(31,550)	(11,004)

Cash Flows from Financing Activities:
Proceeds from:
Revolving line of credit	157,342	130,554
Long-term debt	—	9,950
Payments for:
Revolving line of credit	(158,907)	(137,640)
Long-term debt	(28,500)	(2,700)
Obligations under capital lease	(510)	(1,138)
Offering costs	(354)
Debt issuance costs	(455)	(331)
Proceeds from stock option and warrant exercises	717	200
Proceeds from public offering	79,414

Net cash provided by (used in) financing activities	48,747	(1,105)

Net increase (decrease) in cash and cash equivalents	30,663	(67)
Cash and cash equivalents at beginning of year	690	1,043

Cash and cash equivalents at end of year	$31,353	$976

Supplemental Cash Flow Information
Supplemental information for non-cash investing activities:
Accrued capital expenditures in accounts payable	1,069	—
Asset retirement obligation recognized	162	565

Acquisition:
Fair value of AOL Philippines assets acquired	8,962	—
Cash paid for capital stock	(7,297)	—
Accrued purchase price	(454)	—

Liabilities assumed	1,211	—

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

Interim Financial Information

The accompanying consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and September 30, 2006 are unaudited. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for those periods. The consolidated balance sheet information as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2006 audited financial statements filed with our Form F-1 on March 27, 2007 with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

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

The Company operates in and files income tax returns in various jurisdictions in the Philippines and the United States which are subject to examination by tax authorities. With few exceptions, the Company is no longer subject to US federal and state or Philippine income tax examinations for years before 2003. As of September 30, 2007, the Company is not currently under income tax audit in any jurisdiction.

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

4.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$4,842	$4,440	$16,029	$7,621

Weighted average shares:
Common shares outstanding for basic earnings per share	28,653	21,824	26,585	21,784
Equivalent shares issuable upon exercise of stock options	3,042	2,292	3,154	2,292

Weighted average diluted shares	31,695	24,116	29,739	24,076

Anti-dilutive shares(1)	525	762	526	1,373
Net income per share — basic	$0.17	$0.20	$0.60	$0.35
Net income per share — diluted	$0.15	$0.18	$0.54	$0.32

(1)	Shares are excluded from net income per share calculations as the effect was anti-dilutive.

5.	Credit Agreement

On July 23, 2007, the Company entered into a credit agreement (the “Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), which will expire on July 23, 2011. Pursuant to the terms of the Agreement, Wells Fargo agreed to extend a revolving line of credit to the Company’s subsidiaries in the maximum aggregate amount of $25,000,000, the proceeds of which shall be used to support the Company’s working capital. This credit facility replaces a previous debt agreement with Wells Fargo Foothill, Inc. which was terminated on July 20, 2007. The Agreement calls for an upfront fee payment to Wells Fargo of $125,000.

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

Notes to Consolidated Financial Statements — (Continued)

6.	Contingencies

We were the defendant in the employment matter filed in Arizona Superior Court in Maricopa County, Arizona on June 13, 2007. We reached a settlement on the matter on October 9, 2007 for an amount which did not have a material effect on our third quarter 2007 results from operations.

7.	Derivatives

Although substantially all of the Company’s revenue is derived principally from client contracts that are invoiced and collected in U.S. dollars, a significant portion of the Company’s cost of services and selling and administrative expenses is incurred and paid in Philippine pesos. Accordingly, the Company’s results of operations and cash flows could be adversely affected by an increase in the value of the Philippine peso relative to the U.S. dollar, the functional and reporting currency of eTelecare and its subsidiaries. To partially hedge against the risk of a weaker U.S. dollar, eTelecare has implemented a hedging strategy, beginning in August 2007. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts that cover approximately 80% of Philippine peso-denominated forecasted expenses for the current quarter, 60% of the forecasted peso expenses for the next quarter, 40% of the forecasted peso expenses for two quarters out and finally, 20% of forecasted peso expenses for three quarters out.

The foreign currency forward contracts that are used to hedge this exposure are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Based on the criteria established by SFAS 133, all of the Company’s cash flow hedge contracts are deemed effective. If any ineffectiveness arises, it will be recorded within Cost and Expenses on the Consolidated Statement of Operations. The derivative instrument is recorded in the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. The settlement of these derivatives will result in reclassifications from Accumulated Other Comprehensive Income to earnings in the period during which the hedge transaction affects earnings. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

As of September 30, 2007, the notional amount of the outstanding derivative instruments designated for hedge accounting is summarized as follows (amounts in thousands):

	Local		Dates
	Currency	U.S. Dollar	Contracts are
	Amount	Amount	Through

Philippine Peso	2,056,250	$45,179	August 2008

These derivatives are classified as Fair Value of Derivatives of $636,000 and $0 as of September 30, 2007 and December 31, 2006, respectively, in the accompanying Consolidated Balance Sheets.

A total of $414,000 and $0 of deferred gains, net of tax of $222,000, on derivative instruments as of September 30, 2007 and December 31, 2006, respectively, were recorded in Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheets. The Company expects that all of this deferred gain will be reclassified into earnings within the next 12 months.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For both the three and nine months ended September 30, 2007 and 2006, the Company recorded losses of $163,000 and $0, respectively, for settled hedge contracts. These losses are reflected in Cost and Expenses in the accompanying Consolidated Statements of Operations.

The Company also entered into foreign exchange forward contracts to reduce the short-term effect of foreign currency fluctuations related to approximately $11 million of accrued liabilities that are denominated in Philippine peso. The gains and losses on these forward contracts offset the transaction gains and losses on the Philippine Peso obligations. These gains and losses are recognized in earnings as the Company elected not to classify the hedge contracts for hedge accounting treatment. The value of these contracts was $396,000 and $0 as of September 30, 2007 and December 31, 2006, respectively, and is recorded as a component of Fair Value of Derivatives in the accompanying Consolidated Balance Sheets. We realized $93,000 of gains on these contracts for the three and nine months ended September 30, 2007, which are recorded within foreign exchange loss on the Statement of Operations.

While the Company has implemented certain strategies to mitigate risk related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s operating results.

8.	Stock Split

On September 3, 2007 (the “Effective Date”), the Company amended its Articles of Incorporation to reflect a change in the number of its authorized common shares from 130,000,000 common shares to 65,000,000 common shares to enable us to effect a two-for-one reverse split of the outstanding common shares.

The Company amended its Articles of Incorporation in connection with effecting a two-for-one reverse split of its outstanding common shares. On the Effective Date, every two outstanding common shares of the Company were reconstituted into one common share of the Company. This modification to the authorized and outstanding common shares did not affect the rights or the number of the Company’s outstanding American Depositary Shares (“ADSs”), except that each outstanding ADS now represents one common share, resulting in an ADS-to-common shares ratio of one-to-one instead of the prior ADS-to-common shares ratio of one-to-two.

All references contained in this report to amounts of outstanding shares of common stock or ADS’s give effect to this two-for-one reverse stock split.

9.	Acquisition of AOL Member Services-Philippines, Inc.

On September 28, 2007, eTelecare Global Solutions Inc. acquired all of the outstanding stock of AOL Member Services-Philippines, Inc. (“AOL Philippines”), a wholly owned Philippines subsidiary of AOL, a division of Time Warner Inc. AOL Philippines operates a primarily non-voice customer care and technical support delivery center near Manila. The acquisition allows the Company to expand its abilities to serve the email, chat and other non-voice needs of existing and potential clients.

Simultaneously with the closing of the acquisition, the Company and AOL entered into a new service agreement under which the Company will utilize the newly acquired delivery center for AOL customer support.

The acquisition of AOL Philippines has been accounted for using the purchase method. Accordingly, the purchase price is allocated to the identifiable assets and liabilities of AOL Philippines at the date of acquisition using their fair values, with the excess amount recognized as goodwill. The total acquisition cost of $1.6 million (net of $5.7 million cash acquired) includes the purchase price and transaction costs representing all incidental costs directly associated with the acquisition. The purchase price may be adjusted upon completion of the September 28,

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2007 balance sheet audit of AOL Philippines. No results of operations for AOL Philippines have been included in the Company’s financial statements due to its immateriality on the Company’s results of operations as a whole.

The fair values of the acquired assets and liabilities of AOL Philippines on the acquisition date are as follows:

Cash	$5,701
Property and equipment	1,971
Goodwill	976
Customer contract	120
Other assets	194
Trade and other payables	(1,343)

Net assets acquired	$7,619

The amortization period for the customer contract is 1 year.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report on Form 10-Q contains forward-looking statements. These statements include but are not limited to our expectations that clients are increasingly looking for vendors that provide business process outsourcing, or BPO, services from multiple locations, our anticipated growth in our business, anticipated increase in our selling and administrative expenses, our anticipated effective tax rate for 2007, the potential to obtain extensions on Philippine tax holidays, our anticipated capital expenditures in 2007, and our belief regarding the adequacy of our capital resources over the next 12 months. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to attract and retain enough sufficiently trained customer service associates and other personnel, our ability to maintain our pricing, utilize our employees and assets efficiently and maintain and improve the current mix of services that we deliver from our offshore locations, our ability to compete effectively with onshore and offshore BPO companies and with information technology companies that also offer BPO services and our ability to manage our growth effectively and maintain effective internal processes. Additional risks and uncertainties include those listed under Item 1A, “Risk Factors.” eTelecare Global Solutions, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

Overview

We are a leading provider of BPO services focusing on the complex, voice-based segment of customer care services delivered from both onshore and offshore locations. We provide a range of services including technical support, financial advisory services, warranty support, customer service, sales and customer retention. Our services are delivered from seven delivery centers in the Philippines and seven delivery centers in the United States, with approximately 9,500 employees in the Philippines and approximately 2,600 employees in the United States as of September 30, 2007.

We completed our initial public offering in the United States on April 2, 2007 of 11,000,000 common shares in the form of 5,500,000 American Depositary Shares, or ADSs. Our ADSs are listed on the NASDAQ Global Market. Although we intend to list our common shares on the Philippine Stock Exchange in late November 2007, our common shares are not currently traded on a public exchange. Our public offering raised $69.1 million, net of underwriting discounts and commissions and offering costs. On April 5, 2007, the Company received additional proceeds of $10.3 million, net of underwriting discounts and commissions and offering costs of $844,000, as a result of the exercise by the underwriters of the Company’s initial public offering of their over-allotment option to purchase an additional 825,000 ADSs from the Company. In April 2007, we used an aggregate of $36.3 million from these proceeds to repay outstanding debt. We currently are a foreign private issuer under the applicable rules and regulations in the United States. However, we voluntarily elect to file our periodic and current company reports under the Exchange Act in accordance with the rules and regulations applicable to a U.S. issuer.

In the third quarter of 2007, our revenue increased 25% to $65.4 million compared to $52.2 million in the third quarter of 2006. For the nine months ended September 30, 2007, our revenue increased 39% to $188.9 million from $136.3 million in the same period of 2006. This revenue growth was driven primarily by an expansion of work with existing clients delivered from our Philippine locations, which accounted for 59% of our third quarter 2007 revenues compared to 45% of our third quarter 2006 revenues and 57% of our revenues for the nine months ended September 30, 2007 compared to 44% of our revenues for the nine months ended September 30, 2006.

During the third quarter of 2007, our income from operations decreased by $1.7 million to $5.2 million, or 8.0% of our revenue, compared to $6.9 million, or 13.1% of our revenue, achieved in the third quarter of 2006. The change in our income from operations as a percentage of revenue, or operating margin, primarily resulted from the following factors.

•	An increase in cost of services as a percentage of revenue by 4.6% to 72.2% in the third quarter of 2007 from 67.6% in the same quarter a year ago as a result of three primary factors. First, our cost of services increased due to the significant strengthening of the Philippine peso compared to the U.S. dollar. Second, we made significant investments in two primary areas to support our revenue growth: global information technology infrastructure expansion and upgrades; and site expansion in the Philippines. Third, the cost of services for our U.S. operations increased as a percentage of revenue as a result of the combination of increased labor rates on our programs supporting our largest client and lower utilization rates. We expect the cost of services as a percentage of revenue for our U.S. operations to remain relatively constant in the near term. The decrease in our operating margin was partially offset by an improved mix of revenue that included a higher percentage of revenue generated by the lower cost operations of the Philippines. For example, 59% of the third quarter revenues of 2007 were generated by the low cost Philippine’s operation versus 45% in the same quarter a year ago.

•	A decrease in selling and administrative expenses as a percentage of revenue to 14.1% from 14.2% in the third quarters of 2007 and 2006, respectively, as we achieved general efficiencies in the corporate and administrative functions required to support increased revenue despite additional costs associated with operating a public company.

•	An increase in depreciation and amortization expense as a percentage of revenue to 5.7% from 5.1% in the third quarters of 2007 and 2006, respectively, as a result of our continued investment in facilities and information technology to support our growth.

For the nine months ended September 30, 2007, our income from operations increased $6.3 million to $19.1 million, or 10.1% of our revenue, compared to $12.8 million, or 9.4% of our revenue, for the nine months ended September 30, 2006. The change in our operating margin during the nine-month periods primarily resulted from the following factors.

•	An increase in cost of services as a percentage of revenue to 70.4% from 70.3% for the nine months ended September 30, 2007 and 2006, respectively, due to the strengthening peso compared to the U.S. dollar, increased operating costs in our U.S. operations and increased information technology and facilities costs. These increases were offset as we delivered more services from our lower-cost Philippine locations.

•	A decrease in selling and administrative expenses to 13.8% from 15.0% in the nine months ended September 30, 2007 and 2006, respectively, as we achieved general efficiencies in the corporate and administrative functions required to support increased revenue despite additional costs associated with operating a public company.

•	An increase in depreciation and amortization expense as a percentage of revenue to 5.7% from 5.3% for the nine months ended September 30, 2007 and 2006, respectively, as a result of our continued investment in facilities and information technology to support our growth.

Our net income increased to $4.8 million, or 7.4% of revenue, in the third quarter of 2007 compared to $4.4 million, or 8.5% of revenue, in the third quarter of 2006. For the nine months ended September 30, 2007, our net income increased to $16.0 million, or 8.5% of revenue, compared to $7.6 million, or 5.6% of revenue, for the nine months ended September 30, 2006. Our improvement in net income resulted primarily from our increased revenues, higher percentage of services delivered by our Philippine operations, and reduced interest and financing charges, partially offset by increased depreciation expenses as we increased capital expenditures to support our growth and increased foreign exchange losses as the Philippine peso continued to strengthen against the U.S. dollar. Additionally, our income tax expense increased to 10.2% from 6.5% of pre-tax income in the third quarters of 2007 and 2006, respectively, and increased to 8.0% from 6.0% of pre-tax income in the nine months ended September 30, 2007 and 2006, respectively. Despite an increase in our net income, diluted earnings per share decreased to $0.15 in the third quarter of 2007 compared to $0.18 in the third quarter of 2006 primarily as a result of increased weighted average diluted shares outstanding which increased to 31.7 million from 24.1 million in the third quarters of 2007 and 2006, respectively. The increase in weighted average diluted shares outstanding was primarily due to the issuance of 11,000,000 (5,500,000 adjusted for the September 2007 reverse stock split) common shares in the form of 5,500,000 ADSs in connection with our initial public offering on March 27, 2007 and the exercise by our underwriters of their over-allotment option to purchase an additional 1,650,000 (825,000 adjusted for the September 2007 reverse stock split) common shares in the form of 825,000 ADSs on April 5, 2007.

In connection with our efforts to expand our Philippine operations, we have incurred significant capital expenditures to build additional seat capacity and upgrade our telecommunication and network infrastructure to meet client demands. For the nine months ended September 30, 2007, we have spent $28.2 million on capital expenditures, as compared to $10.5 million of capital expenditures in the first nine months ended September 30, 2006. We believe such investments are key to supporting our existing and planned client base.

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

The outsourcing industry is extremely competitive, and outsourcers have historically competed based on pricing terms. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. We mitigate this pricing pressure by attempting to differentiate ourselves from our competition based on the value we bring to our clients through the quality of our services and our ability to provide quantifiable results that our clients can measure against our competitors. We provide a sales proposition to a client based on quantifiable value per dollar spent by the client on our services. For example, we work with the client to quantify the costs to the client of activities such as the time it takes to handle a call, repeat calls, parts dispatches and cancelled sales. We similarly work with a client to quantify the value from initial product sales, sales of products complementary or more expensive than the products in which a customer is originally interested and repeat purchasing based on customer satisfaction. This information on costs and value created is combined to develop a value created per dollar spent model on which both the client and we agree in order to set the price for our services in our contract. We then assess our performance against this model on a quarterly basis and share our results measured by these metrics with our client on a quantified scorecard. This gives our client a means of comparing the value we created per dollar spent on us to the same metrics for our clients’ internal business process centers or other outsourcers. We believe that our ability to quantify value has allowed us in most cases to negotiate fixed pricing with our clients that reflects the greater value created per dollar spent we deliver, rather than the cost-based commodity pricing model most often emphasized in our industry.

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

We currently derive substantially all of our revenue from U.S.-based clients. We receive most of our revenue from a small number of clients, with an aggregate of approximately 85% and 80% of our revenue from our five largest clients for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. We often administer multiple programs for a single client.

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

Our cost of services is most heavily impacted by prevailing salary levels. Although we have not been subject to significant wage inflation in the Philippines, any increase in the market rate for wages in the Philippines could significantly harm our operating results and our operating margin. We have increased wage rates in the US to prevailing market rates which has impacted our operating margin in the region.

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

Our cost of services is also impacted by our ability to manage and employ our customer service associates efficiently. Our workforce management group continuously monitors staffing requirements in an effort to ensure efficient use of these employees. Although we generally have been able to reallocate our customer service associates as client demand has fluctuated, an unanticipated termination or significant reduction of a program by a major client may cause us to experience a higher-than-expected number of unassigned customer service associates. For example, in the third quarter of 2007, one of our largest clients terminated one of its significant programs with us.

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

As a result of our multi-shore delivery model, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. Substantially all of our revenue is denominated in U.S. dollars, but a significant amount of our expenses is denominated in Philippine pesos. We implemented a derivative-type hedging strategy in the third quarter of 2007 to reduce the short-term impact of foreign currency exchange rate fluctuations on our operating income.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

The following table sets forth our unaudited historical operating results, as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service revenue	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of services	72.2	67.6	70.4	70.3
Selling and administrative expenses	14.1	14.2	13.8	15.0
Depreciation and amortization	5.7	5.1	5.7	5.3

Total cost and expenses	92.0	86.9	89.9	90.6

Income from operations	8.0	13.1	10.1	9.4
Other income (expenses):
Interest expense and financing charges	(0.2)	(2.5)	(1.0)	(2.8)
Interest income	0.7	0.0	0.5	0.0
Foreign exchange loss	(0.3)	(1.4)	(0.5)	(0.6)
Other	(0.0)	(0.1)	0.1	(0.0)

Total other expenses	0.2	(4.0)	(0.9)	(3.4)
Income before provision for income taxes	8.2	9.1	9.2	6.0
Provision for income taxes	0.8	0.6	0.7	0.4

Net income	7.4%	8.5%	8.5%	5.6%

Service revenue.  In the third quarter of 2007, our service revenue increased 25% to $65.4 million compared to $52.2 million in the same quarter of 2006. For the nine months ended September 30, 2007, our revenue increased 39% to $188.9 million from $136.3 million during the same period of 2006. Both increases were due, in part, to a general increase in the demand for our BPO services and our ability to capture an increased share of existing customers’ outsourcing needs despite lower-than-anticipated revenues from two of our largest clients in the second and third quarters of 2007.

Cost of services.  In the third quarter of 2007, our cost of services increased 34% to $47.2 million from $35.3 million in same quarter of 2006. As a percentage of revenue, our cost of services increased to 72.2% from 67.6% for the third quarters of 2007 and 2006, respectively. For the nine months ended September 30, 2007, our cost of services increased 39% to $132.9 million from $95.8 million during the same period of 2006. As a percentage of revenue, our cost of services increased slightly to 70.4% from 70.3% for the nine months ended September 30, 2007 and 2006, respectively.

The absolute dollar increase in cost of services in the third quarter of 2007 compared to the same quarter of 2006 was primarily to support our 25% increase in service revenue. Similarly, the absolute dollar increase in the cost of services for the nine months ended September 30, 2007 over the same period of 2006 was related to our 39% increase in service revenue. For the three month period ended September 30, 2007, our increase in cost of services as a percentage of revenue compared to the same quarter of 2006 resulted primarily from increased cost of services for costs denominated in the Philippine peso due to the significant strengthening of the peso compared to the US dollar, increased operating costs in our information technology and site expansion, increased operating costs in the US as a result of increased wage rates and lower agent utilization. For the nine month period ended September 30, 2007, improvements in our cost of services as a percentage of revenue resulted from expansion of our lower-cost

Philippine operations, which generated 57% of our revenue during this period compared to 44% in the same period of 2006; these improvements were offset primarily by strengthening of the peso compared to the U.S. dollar and increased operating costs in our U.S. operations. In addition to increasing cost of operations, other costs included in cost of services, such as information technology and facilities costs have increased as a percentage of revenue for both the three and nine month periods ended September 30, 2007 compared to the same periods of 2006 as we continue to invest in network and computing technologies and expand facilities in the Philippines.

Selling and administrative expenses.  In the third quarter of 2007, our selling and administrative expenses increased 24% to $9.2 million from $7.4 million in the third quarter of 2006. As a percentage of revenue, selling and administrative expenses decreased to 14.1% for the third quarter of 2007 compared to 14.2% in the same quarter of 2006. For the nine months ended September 30, 2007, our selling and administrative expenses increased 27% to $26.0 million from $20.5 million in the same period of 2006. As a percentage of revenue, our selling and administrative expenses decreased to 13.8% compared to 15.0% for the nine months ended September 30, 2007 and 2006, respectively.

For both the three and nine month periods ended September 30, 2007, the absolute dollar increase in selling and administrative expenses over the same periods of 2006 was primarily due to additional salaries, wages and benefits, consulting fees, and travel expenses as we hired additional personnel to support our growth and to enhance our executive team and professional staff as we prepared to become a publicly traded company in the United States and expanded our Philippine operations. Selling and administrative expenses included substantially all of our share-based compensation expenses, which increased to $745,000 from $241,000 in the third quarters of 2007 and 2006, respectively, and to $1.7 million from $566,000 in the nine months ended September 30, 2007 and 2006, respectively. Although selling and administrative expenses decreased as a percentage of revenue due to general efficiencies gained in our sales and other corporate functions, we expect such expenses to increase in absolute dollars as we add personnel to support our growth and incur additional fees and costs related to our operation as a publicly traded company in the United States.

Depreciation and amortization.  Depreciation and amortization expenses increased 42% to $3.8 million, or 5.7% of revenue, in the third quarter of 2007 from $2.7 million, or 5.1% of revenue, in the same quarter of 2006. For the nine months ended September 30, 2007, depreciation and amortization expenses increased 49% to $10.8 million, or 5.7% of revenue, from $7.2 million, or 5.3% of revenue, for the nine months ended September 30, 2006. The increase in depreciation and amortization expense for both the three and nine month periods, resulted primarily from facility expansions and capital investments to support our growth and upgrades of our desktop computing, telecommunication equipment, and network infrastructure. With the upgrade of our equipment, we recognized a loss on disposal of fixed assets, which was included in cost of services, of $323,000 in the third quarter of 2007 compared to $118,000 in the third quarter of 2006 and $752,000 in the nine months ended September 30, 2007 compared to $127,000 in the same period of 2006. As we upgrade our technology, we will continue to evaluate the useful lives of our fixed assets.

Provision for income taxes.  For the third quarter of 2007, our effective tax rate was 10.2%, compared to 6.5% for the third quarter of 2006. We currently anticipate that our effective tax rate for full year 2007 will be approximately 8%, compared to 5% for the full year 2006. The increase in the effective tax rate in 2007 versus 2006 is driven by Philippines income tax on interest income generated from surplus IPO proceeds, and U.S. federal and state tax anticipated in 2007, compared to U.S. federal and state taxable losses in 2006. Our 2006 U.S. federal and state taxable losses resulted primarily from interest expense deductions, which we anticipate will be substantially lower in 2007 after the reduction of our debt with our IPO proceeds.

For the nine months ending September 30, 2007, our effective tax rate was 8%, compared to 6% for the first nine months of 2006. This increase in the effective tax rate in the nine months ending September 30, 2007 is driven by Philippine income tax on interest income generated from surplus IPO proceeds, and U.S. federal and state tax anticipated in 2007, compared to U.S. federal and state taxable losses in 2006. Our 2006 U.S. federal and state taxable losses resulted primarily from interest expense deductions, which we anticipate will be substantially lower in 2007 after the pay off of our debt with IPO proceeds.

The 2007 projected annual effective tax rate increased to 8% from the 7% rate projected in Q2 2007 primarily due to the additional 2007 tax expense anticipated from the operations of the Philippines subsidiary acquired from

AOL in September 2007 (see Acquisition of AOL Member Services-Philippines, Inc. footnote above) . This new Philippines subsidiary is located in the Clark Special Economic Zone (CSEZ) and it is subject to an income tax computed at 5% of gross income (less allowable deductions typically characterized as direct costs).

The effective tax rate of 8% anticipated for 2007 differs from the Philippines statutory tax rate of 35% primarily as a result of our income tax holidays in the Philippines, which expire at staggered dates through 2012. Our next anticipated expiring income tax holiday is in November 2007. We intend to apply for an extension or conversion to Pioneer holiday status prior to expiration. While no assurance can be given at present, we understand it is the current practice of PEZA to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the outsourcing industry. The extension or conversion to Pioneer holiday status of the income tax holiday expiring in November 2007 will not materially impact the 2007 effective tax rate.

Income from operations; operating margin.  For the third quarter of 2007, our operating margin decreased to 8.0% from 13.1% in the third quarter of 2006. For the three month period ending September 30, 2007, the operating margin decline was primarily the result of an increase in cost of services, which increased at a faster rate than did our revenues as discussed above.

Our operating margin increased to 10.1% from 9.4% in the nine months ended September 30, 2007 and 2006, respectively. For the nine month period ending September 30, 2007, the operating margin improvement was primarily due to an increase in the percentage of revenue derived from our lower-cost Philippine operations and general efficiencies gained on a percentage-of-revenue basis within our selling and administrative functions.

Liquidity and Capital Resources

We have financed our operations primarily with cash from operations, proceeds from our initial public offering in the United States, proceeds from our loan agreements and, to a lesser extent, with proceeds from the issuance of our common shares as stock options are exercised. Net cash provided by our operating activities was $13.5 million and $12.0 million in the nine months ended September 30, 2007 and 2006, respectively. The increase in our cash flows from operating activities was primarily attributable to our net income which increased $8.4 million. This increase was partially offset by increases of $7.1 million in trade receivables, $1.9 million in prepaid expenses and other current assets and a decrease in trade accounts payable and accrued expenses of $4.2 million in nine months ended September 30, 2007 compared to the same period of 2006. The increase in trade receivables resulted from our increase in revenue in the third quarter of 2007 compared to the third quarter in 2006. The increase in prepaid expenses was driven by an increase in software maintenance agreements associated with our capital expenditures and increased prepaid rent associated with our expansion of facilities in the Philippines.

Net cash used in our investing activities was $31.6 million compared to $11.0 million in the nine months ended September 30, 2007 and 2006, respectively. The significant increase in net cash used in our investing activities in the nine months ended September 30, 2007 over the same period in 2006 reflects our planned expenditures to support the anticipated growth in our business. Our primary use of cash in our investing activities for each year is for our purchase of property and equipment, including information technology equipment, furniture, fixtures and leasehold improvements for expansion of available seats. Additionally, the third quarter 2007 investing activities included the $1.6 million expenditure, net of $5.7 million of acquired cash, from our acquisition of all of the outstanding shares of AOL Member Services-Philippines, Inc., a wholly owned Philippines subsidiary of AOL, a division of Time Warner Inc., which we completed in September 2007.

Net cash provided by financing activities was $48.7 million compared to net cash used in our financing activities of $1.1 million in the nine months ended September 30, 2007 and 2006, respectively. The change in cash provided by financing activities primarily resulted from our public offering in 2007, in which we raised $75.9 million of cash, net of offering costs and underwriting fees.

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

Under the terms of the new agreement, entered into with Wells Fargo Bank, National Association (“Wells Fargo”) and its subsidiaries, Wells Fargo extended a revolving line of credit to the Company’s subsidiaries in the maximum aggregate amount of $25,000,000, the proceeds of which shall be used to support our working capital and which will expire on July 23, 2011. The new agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or permit indebtedness, dispose of assets, pay dividends, make guarantees, and acquire, consolidate or merge with another entity. Additionally, we are required to maintain certain tangible net worth levels, financial ratios and minimum cash requirements. The new agreement also provides for certain events of default, but it does not contain any subjective acceleration features and does not have any required payment or principal reduction schedules.

We expect to incur up to $5 million of capital expenditures during the fourth quarter of 2007 for facilities improvements and expansion based on our current estimates of our facilities requirements necessary to support the anticipated growth in our business. We believe that we will be able to finance our working capital needs and currently planned facilities improvements and expansion for at least the next 12 months from cash generated from operations, borrowings under our revolving line of credit and the proceeds from our initial public offering earlier this year.

Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of our spending to support the maintenance and growth of our operations, the expansion of our sales and marketing activities and the continued market acceptance of our services. We also expect to continue to have capital requirements associated with the maintenance and growth of our operations, including the lease and build-out of additional facilities primarily to support an increase in the number of our customer service associates and the purchase of computer equipment and software, telecommunications equipment and furniture, fixtures and office equipment to support our operations. We also expect to incur additional costs associated with becoming a publicly traded company in the United States, primarily due to increased expenses that we will incur to comply with the requirements of the Sarbanes-Oxley Act of 2002, as well as costs related to accounting and tax services, directors and officers insurance, legal expenses and investor and stockholder-related expenses. These additional long-term expenses may require us to seek other sources of financing, such as additional borrowings or public or private equity or debt capital. The availability of these other sources of financing will depend upon our financial condition and results of operations as well as prevailing market conditions, and may not be available on terms reasonably acceptable to us or at all.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. In the third quarters of 2007 and 2006, approximately 43% and 34%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. For the nine months ended September 30, 2007 and 2006, approximately 42% and 34%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. We bill substantially all of our revenue in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce our annual expenses associated with our offshore operations by approximately $8.0 million, whereas a 10% decrease in the relative value of the U.S. dollar would increase the annual cost associated with these operations by approximately $9.8 million. Expenses relating to our offshore operations increased in the third quarters of 2007 and 2006 due to increased costs associated with higher revenue generation and customer management services.

Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on a monthly basis. We initiated in the third quarter of 2007 a strategy to hedge against foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts that cover approximately 80% of our Philippine peso-denominated forecasted expenses for the current quarter, 60% of our forecasted peso expenses for the next quarter, 40% of our forecasted peso expenses for two quarters out and 20% of our forecasted peso expenses for three quarters out.

Interest Rate Sensitivity

We have interest rate exposure arising from borrowings under our revolving line of credit, which has variable interest rates. These variable interest rates are affected by changes in short-term interest rates. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would not increase our annual interest expense as we repaid the entire March 31, 2007 balance of our term loans and line of credit on April 3, 2007 and have not borrowed on our existing line of credit.

Inflation Rate Sensitivity

In the third quarters of 2007 and 2006, approximately 43% and 34%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation, but the inflation rate has been below 10% since 1999. For the year ended December 31, 2006, inflation averaging 6.2% kept prices generally stable. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast-growing population and high unemployment. A reversal of these trends, increased wage pressure due to increased competition as our industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We were the defendant in the employment matter of Victor Sese vs. ETelecare Global Solutions-AZ, Inc. filed in Arizona Superior Court in Maricopa County, Arizona on June 13, 2007. We reached a settlement with Mr. Sese on October 9, 2007 for an amount which did not have a material effect on our third quarter 2007 results from operations.

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

A few major clients account for most of our revenue and a loss of business from these clients could reduce our revenue and seriously harm our business.

We have derived and believe that we will continue to derive in the near term most of our revenue from a few major clients. We received an aggregate of approximately 80% of our revenue from our five largest clients for the year ended December 31, 2006. We do not have long-term contracts with any of our clients. Our contracts with our clients typically have a term of one year and can be terminated earlier by our clients without cause, typically upon 30 to 90 days’ notice. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients is likely to vary from year to year, since our contractual commitments only last one year and we usually are not the exclusive outsourced service provider for our clients. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained customer service associates to provide services to the client. Thus, a major client in one year may not provide the same level of revenue in any subsequent year. For example, in the third quarter of 2007, one of our largest clients terminated one of its significant programs with us. The loss of some or all of the business from any large client could harm our business, results of operations and financial condition.

One of our major clients is Vonage Holdings Corp., who has been, is currently, and may in the future be, subject to damaging and disruptive intellectual property litigation that could adversely affect its business and its continued viability, which, in turn, could harm our business, results of operations and financial condition.

For the three and nine months ended September 30, 2007, we derived 13% of our revenue from Vonage. Vonage has been named as a defendant in several lawsuits that relate to alleged patent infringement and may be subject to infringement claims in the future. Vonage recently entered into an agreement to settle its patent infringement litigation with Sprint Communications, which included a cash payment by Vonage to Sprint in the aggregate amount of $80 million. Vonage also recently settled its patent infringement litigation with Verizon Services Corp., which under certain circumstance could result in aggregate payments by Vonage of up to $120 million. Vonage is also currently a party to a patent infringement lawsuit brought by AT&T. The recent agreements to pay up to an aggregate of $200 million to Sprint and Verizon combined with the potential impact of ongoing patent litigation with AT&T could materially and adversely affect Vonage’s business, results of operations and financial condition, as well as the continued viability of Vonage. As a result of our significant client relationship with Vonage, any determination against Vonage in patent litigation or the agreement by Vonage to make settlement payments similar to those it agreed to make to Sprint and Verizon could, in turn, harm our business, results of operations and financial condition.

Our revenue is highly dependent on a few industries and any decrease in demand for outsourced business processes in these industries could reduce our revenue and seriously harm our business.

Most of our clients are concentrated in the communications and technology services industries. In the third quarters of 2007 and 2006, we derived 78% and 79%, respectively, of our revenue from clients in these industries. For the nine months ended September 30, 2007 and 2006, we derived 78% and 79%, respectively, of our revenue from the communications and technology services industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes. A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could harm our business, results of operations and financial condition.

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

Our operating income as a percentage of our revenue, which we refer to as our operating margin, is largely a function of the prices that we are able to charge for our services, the efficient use of our assets and the location from which we deliver services. Our business model is predicated on our ability to objectively quantify the value that we provide to our clients. We must also manage our employees and assets efficiently. In addition, we must continue to sell new programs for and migrate existing programs to our offshore delivery locations. If we fail to succeed on any of these objectives, we may not be able to sustain our current operating margin. For example, a major client terminated one of its significant programs with us in the third quarter of 2007. If we are unable to re-assign customer service associates who worked on this program in a timely manner, our operating results could be harmed.

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

Since we were founded in 1999, we have experienced rapid growth and significantly expanded our operations. We have seven delivery centers in the Philippines and seven in the United States. We currently plan to open one new delivery center in the Philippines. The number of our employees has increased from 3,041 as of December 31, 2003 to approximately 11,000 as of September 30, 2007. In 2004, we acquired Phase 2, which contributed significantly to our growth during this period. We have a geographically dispersed workforce with approximately 9,500 employees in the Philippines and approximately 2,600 employees in the United States as of September 30, 2007. We intend to continue expansion to pursue existing and potential market opportunities. Depending on client demand and the speed at which clients migrate our services to offshore locations, we may be required to set up more delivery locations both onshore and offshore.

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

Our senior management team has worked at the company for a limited period of time, and the failure of our senior management team to integrate effectively could harm our business, results of operations and financial condition.

Members of our senior management team have worked together for a limited period of time. For example, we appointed our current senior vice president, global operations in August 2007 and our current senior vice president and chief information officer in August 2007. Our success depends to a significant extent on the ability of our executives to function effectively in their roles and to work together successfully. If our executives do not function and work together successfully or if we lose the services of one or more of our executives, our business, results of operations and financial condition could be harmed.

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

The international nature of our business exposes us to several risks, such as unexpected changes in the regulatory requirements of multiple jurisdictions.

We have operations in the Philippines and United States. Our corporate structure also spans multiple jurisdictions, with our parent company incorporated in the Philippines and operating subsidiaries incorporated in the United States. As a result, we are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

•	legal uncertainty owing to the overlap of different legal regimes, and problems in asserting contractual or other rights across international borders;

•	potential tariffs and other trade barriers;

•	unexpected changes in regulatory requirements; and

•	the burden and expense of complying with the laws and regulations of various jurisdictions.

The occurrence of any of these events could significantly harm our business, results of operations and financial condition.

We also face challenges in managing a geographically dispersed workforce. As of September 30, 2007, we had approximately 9,500 employees in the Philippines and approximately 2,600 employees in the United States. Our management is often required to manage employees remotely and must take into account diverse local laws and customs. If we are unable to manage our dispersed workforce and other resources effectively, our business, results of operations and financial condition could be significantly harmed.

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

We will incur increased costs as a result of being a public company subject to the Philippine Securities Regulation Code and the Sarbanes-Oxley Act of 2002, and our management faces challenges in implementing those requirements.

As a public company, we will incur additional legal, accounting and other expenses. We must comply with applicable laws, rules and regulations in the Philippines, the country in which we are incorporated, and the United States, where we have publicly listed our ADSs. The Philippine Securities Regulation Code and the U.S. Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the U.S. Securities and Exchange Commission, or the SEC, and the Nasdaq Global Market, have imposed increased regulation and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, we are in the process of evaluating and testing our internal financial reporting controls in anticipation of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and have not yet completed this process. We have formed internal evaluation committees and engaged consultants and expect to upgrade our computer software systems to assist us in such compliance. If we do not implement and comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business or investors’ confidence in our company and could cause our share price to fall. .

Future litigation may result in significant costs for defense purposes or for settlement purposes, both of which may or may not be covered by our current insurance policies. Litigation may also divert management focus from our business and could significantly impact our financial results.

From time to time, we are subject to litigation proceedings. For example, we settled a claim in 2006 relating to our acquisition of Phase 2 and we recently settled a litigation claim brought by a former employee. Although this specific litigation was resolved, we cannot predict whether any other material suits, claims or investigations may arise in the future. Irrespective of the outcome of any potential lawsuits or potential actions, claims or investigations, we may incur substantial legal costs and possibly settlement costs, which may or may not be covered by insurance. Litigation may also divert management’s attention from our business, which could also harm our business, results of operations and financial condition.

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

The Philippines has experienced political and economic instability as well as civil unrest and terrorism, which could disrupt our operations and cause our business to suffer.

The Philippines has experienced low growth in its gross domestic product, significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. The Philippines also periodically experiences civil unrest and terrorism and U.S. companies in particular may experience greater risk. These conditions could disrupt our operations and cause our business to suffer.

Currency fluctuations in the Philippine peso relative to the U.S. dollar could increase our expenses.

Substantially all of our revenue is denominated in U.S. dollars, and a significant portion of our costs is incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar, which would increase our expenses. We initiated in the third quarter of 2007 a strategy to hedge against short-term foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institution to acquire zero cost, non-deliverable forward contracts that cover approximately 80% of Philippine peso-denominated forecasted expenses for the current quarter, 60% of the forecasted peso expenses for the next quarter, 40% of the forecasted peso expenses for two quarters out and finally, 20% of forecasted peso expenses for three quarters out. Our hedging strategy, however, may not sufficiently protect us form currently fluctuations, which could increase our expenses and harm our operating results.

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

On October 29, 2007, we had 28,766,346 common shares outstanding. Of these common shares, approximately 6,777,000 common shares were represented by ADSs and trading freely without restriction in the U.S. public market. Holders of approximately 44.6 million common shares were previously subject to a 180-day “lock-up” period following our initial sale of ADSs in the United States. Commencing in September

2007, all of these 44.6 million common shares were eligible to be exchanged for ADSs and sold in the U.S. public market so long as they qualify for an exemption from or are not subject to registration under the Securities Act.

We intend to list our common shares on the Philippine Stock Exchange, which could increase the volatility of the market price for our ADSs.

We have initiated the process to list our common shares on the Philippine Stock Exchange and expect this listing to occur in late November 2007. Our outstanding common shares may become more liquid after we list our common shares on the Philippine Stock Exchange. After that listing becomes effective, our shareholders may decide to sell their common shares on the Philippine Stock Exchange for tax or other reasons. Any sales of our common shares on the Philippine Stock Exchange could increase the volatility of the market price for our ADSs in the United States.

The market price for our ADSs has been volatile.

The market price for our ADSs has been volatile. For example, in the three months ended September 30, 2007, the closing price of our ADSs ranged from a low of $7.53 on September 10, 2007 to a high of $17.93 on July 16, 2007. The market price for our ADSs could continue to be subject to wide fluctuations in response to many factors including the following:

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

Our directors and executive officers and their affiliated entities beneficially own a substantial amount of our outstanding common shares. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers and acquisitions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their ADSs as part of a sale of our company and might reduce the market price for our ADSs. These actions may be taken even if they are opposed by our other stockholders.

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

On March 27, 2007, our registration statement on Form F-1 (Registration No. 333-141243) was declared effective for our initial public offering. Under this registration statement, we registered 6,325,000 American Depositary Shares, or ADSs is represented at the time of our offering by 12,650,000 of our common shares (6,325,000 adjusted for the September 2007 reverse stock split) at a price to the public of $13.50 per share. This offering of 5,500,000 ADSs closed on April 2, 2007. The offering of 825,000 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option closed on April 5, 2007. The managing underwriters were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated and JMP Securities LLC.

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

The annual meeting of stockholders was held at our principal executive offices in Libis, Quezon City Philippines on August 17, 2007. Seven incumbent directors were re-elected to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified. The results of this election are as follows:

	Votes for	Votes Against
Name of Director	(Shares)	(Shares)

Alfredo I. Ayala	3,473,746	189,553
John Harris	3,473,571	189,728
John-Paul Ho	3,473,571	189,728
Rafael Ll. Reyes	3,473,371	189,928
Ramon del Rosario, Jr.	3,473,546	189,753
Gary Fernandes	3,473,746	189,553
Richard Hamlin	3,473,746	189,553

On a proposal to ratify the appointment of the appointment of SyCip Gorres Velayo & Co. as our external auditors for the current fiscal year, there were 19,285,329 votes cast in favor, 1,030 votes cast against and 946 abstentions.

On a proposal to amend our Articles of Incorporation to reflect a change in the number of its authorized common shares from 130,000,000 common shares to 65,000,000 common shares, there were 19,277,308 votes cast in favor, 340 votes cast against and 6,317 abstentions.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibits. —

3	.1(i)	Amendment to the Articles of Incorporation of eTelecare Global Solutions, Inc. (incorporated by reference to Exhibit 3.1(i) of the Company’s Current Report on Form 8-K filed September 7, 2007)
4.1		Form of Amendment to Depositary Agreement (incorporated by reference to Exhibit(a)(2) to the Company’s Form F-6 POS filed on September 12, 2007)
10.1		Credit Agreement dated as of July 23, 2007 between eTelecare Global Solutions, Inc., eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 26, 2007)
10.2		Revolving Line of Credit Note dated as of July 23, 2007 between eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2007)
10.3		Security Agreement dated as of July 23, 2007 between eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 26, 2007)
10.4		Continuing Guaranty dated as of July 23, 2007 between eTelecare Global Solutions, Inc. and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed July 26, 2007)
10.5		Mortgage and Assignment Agreement dated July 23, 2007 between eTelecare Global Solutions, Inc. and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed July 26, 2007)
10.6		Stock Purchase Agreement dated September 18, 2007 between AOL LLC and eTelecare Global Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 24, 2007)
10.7		Purchase Order 3 between the Company and AT&T Mobility LLC (f/k/a Cingular Wireless) effective as of August 1, 2007
31.1		Chief Executive Officer Section 302 Certification
31.2		Chief Financial Officer Section 302 Certification
32.1		Statement of the Chief Executive Officer under 18 U.S.C. § 1350[1]
32.2		Statement of the Chief Financial Officer under 18 U.S.C. § 1350[1]

1 The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

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

DATED: October 31, 2007