Form 10-K
period 2007-12-31
eTelecare Global Solutions, Inc.
filed 2008-03-14
CIK 1377902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-33362

eTelecare Global Solutions, Inc.
(Exact name of registrant as specified in its charter)

Philippines	98-0467478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
31st Floor CyberOne Building, Eastwood City, Cyberpark
Libis, Quezon City, Philippines 1110
(Address of principal executive offices and zip code)
63 (2) 916 5670
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

American Depositary Shares evidenced by American Depositary Receipts, each American Depositary Share Representing one Common Stock, 2 Philippine Pesos ($ 0.04 U.S.) par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $232,000,000, based upon the closing sales price reported by the NASDAQ Global Market on that date.
     As of February 29, 2008, the registrant had outstanding 29,048,218 shares of Common Stock, 2 Philippine Pesos ($0.04 U.S.) par value, of which 9,965,230 common shares were held in the form of 9,965,230 American Depositary Shares, or ADS. Each ADS represents one common share.

This report on Form 10-K contains forward-looking statements. These statements include but are not limited to our expectations that clients are increasingly looking for vendors that provide business process outsourcing, or BPO, services from multiple locations, our anticipated growth in our business, anticipated increase in our selling and administrative expenses, the potential to obtain extensions on Philippine tax holidays, our anticipated capital expenditures in 2008, and our belief regarding the adequacy of our capital resources over the next 12 months. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to manage growth, intense competition in the industry including those factors which may affect our cost advantage, wage increases, our ability to attract and retain customer service associates and other highly skilled professionals, client concentration, the underlying success of our clients and the resulting impact of any adverse developments in our clients’ business including adverse litigation results. Additional risks and uncertainties include those listed under Item 1A, “Risk Factors.” eTelecare Global Solutions, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.
Part I.
Item 1. Business
Overview
We are a leading provider of business process outsourcing, or BPO, services focusing on the complex, voice and non-voice based segment of customer care services delivered from both onshore and offshore locations. We provide a range of services including technical support, financial advisory services, warranty support, customer service, sales, and customer retention. Our services are delivered from seven delivery centers in the Philippines and six delivery centers in the United States, with approximately 10,400 employees in the Philippines and approximately 2,700 employees in the United States as of December 31, 2007. Our largest clients in terms of revenue for the year ended December 31, 2007 are American Express Company, AOL LLC (“AOL”), AT & T Mobility LLC (“AT & T”), Dell Inc. (“Dell”), Intuit Inc., Sprint Nextel Corporation (“Sprint”), U.S. Cellular and Vonage Holdings Corp (“Vonage”).
A Different Business Model
We were founded in 1999 by alumni of the management consulting firm McKinsey & Company, who implemented analytical tools and a focus on quantifiable value for the client in the customer care BPO market. Our business model has three key elements: a focus on delivering complex, voice and non-voice based BPO services via a multi-shore delivery platform; making significant investments in the quality of our people and processes; and entering into contracts that contain pricing terms that our clients agree are based on the value we create per dollar spent by the client, rather than a pricing model focused solely on being able to deliver the least expensive service offering, or a cost-based commodity pricing model, that we believe is most often emphasized in our industry.

The first element of our business model is a focus on the complex, voice and non-voice based segment of the BPO market. Although we provide a wide range of services, we have specialized in more complex voice transactions, many of which require our customer service associates to have specialized skills, training and certifications, such as certification from the United States National Association of Securities Dealers, or the NASD. We provide our services via a multi-shore delivery platform consisting of delivery centers in the Philippines and the United States. We commenced our BPO operations in the Philippines, a former commonwealth of the United States, which we chose as our offshore location to benefit from the population’s excellent American-accented English skills and cultural affinity for, and understanding of, the United States. We believe that our clients’ customers in the United States are comfortable speaking with our Philippine-based customer service associates.
The second element of our business model is our belief that investing in the quality of our people and processes can lead to quantifiably superior results for our clients. We call this investing to outperform. We have high standards for employment and we make significant investments in all areas of our human capital, including training, quality assurance, coaching and our performance management system. We employ a scorecard system that uses objective metrics to review an employee’s performance to provide clarity of purpose and to ensure accountability for individual results. This scorecard system is linked to a compensation structure for our employees that is heavily based on individual performance. As a result of our reliance on objective metrics in our performance management system, we have what we refer to as a metric-driven performance culture among our employees.
The third element of our business model is our approach to clients with metric-driven performance standards that are designed to measure value created per dollar spent. Throughout the sales process, we work closely with our clients to understand what drives economic value for them and then we demonstrate how our performance on their programs will align with that value. After we initiate the client program, we measure our performance each quarter on key metrics that we have agreed upon with the client, such as first-time call resolution, the frequency with which a technician or equipment parts are required to be dispatched to resolve a customer’s technical support issue, the rate at which we are successful in completing a sale on behalf of our client and customer satisfaction, and then convert our performance into quantifiable value. We then share this information with our clients to enable them to compare the quantifiable value we have delivered to the value they have received from their other BPO providers or their in-house operations. We believe that our ability to quantify value based on these key metrics has allowed us in most cases to negotiate fixed pricing with our clients that reflects the greater value created per dollar spent we deliver rather than the cost-based commodity pricing model that we believe is most often emphasized in our industry. In some cases we can earn additional amounts depending on our performance on these key metrics.
We believe that our focus on these three elements of our business model has led to strong relationships with our clients and recognition in our industry.
We have also won numerous industry awards, including the Best Outsourcer at ICCM, the largest contact center convention in the world, for each of the last six years the award was presented; Philippine Cyber Services Pioneer Award in 2006; Employer of the Year in the Philippines in 2005 by the Personnel Management Association of the Philippines, the leading human resources professional organization in the Philippines, the first time a BPO company has won this award; ranked in approximately the top 5% out of approximately 900 outsourcing companies in the “50 Best Managed Global Outsourcing Vendors” for 2006 by The Black Book of Outsourcing; and recognition in 2006 and 2007 by NeoIT, an offshore outsourcing advisory and management firm, as one of the top ten offshore call center companies and a leader in human capital development. Since 2000, we have won more than 80 industry awards globally.
BPO Service Offering and Client Base
We provide a variety of onshore and offshore services across a range of industries, with particular expertise in communications, technology and financial services. In 2007, our five largest clients collectively represented 83% of our revenue, with AT & T representing 29% of our revenue, Dell representing 22% of our revenue, Sprint representing 14% of our revenue and Vonage representing 13% of our revenue. In 2006, our five largest clients collectively represented 80% of our revenue and our two largest clients, AT & T and Dell, represented 42% and 18% of our revenue, respectively.
Competitive Strengths
We compete based on the three key elements of our business model: a focus on complex, voice and non-voice based services delivered from onshore and offshore locations; investing to outperform in the quality of our people and processes; and quantifying value created per dollar spent by the client.
Complex, Voice and Non-Voice Based Services Delivered from Onshore and Offshore Locations
Voice and Non-Voice Based Services
Based on increasing demand from our clients and prospective clients for outsourced voice and non-voice based services, we have continued to focus primarily on this segment of the BPO market with the aim of delivering superior customer management and client services such as warranty support, sales, financial advisory services and customer retention. Because we predominately serve U.S.-based clients with English-speaking customers, the quality of the English-language services we deliver impacts our clients’ satisfaction with our services. We deliver these services through our delivery centers in the Philippines and the United States. For those clients that want to avail themselves of our offshore delivery capability, we have found that our customer service associates in the Philippines provide us with a competitive advantage because of the population’s excellent American-accented English skills and cultural affinity for and understanding of the United States.
Complex Functions
While we provide a wide range of voice and non-voice based BPO services, we have specialized in complex customer care transactions such as sophisticated financial services, technical support and sales programs. As examples, we perform financial programs with requirements for certification from the NASD, sales programs to process calls initiated by potential customers requiring consultative sales techniques and technical support programs with advanced requirements, including Computing Technology Industry Association A+ certification and Microsoft Desktop Technician certification.

Multi-shore Delivery Platform
We believe that our clients are increasingly looking for a smaller number of vendors to provide BPO services from multiple geographic locations. This allows clients to manage fewer vendors while minimizing geopolitical risk and risk to operations from natural disasters. Moreover, clients ultimately willing to have service operations offshore may not be willing to do so initially or at any time completely. To address this demand and to supplement our offshore delivery, in May 2004, we acquired Phase 2 Solutions, Inc., a BPO company with delivery locations solely in the United States.
An important element of our multi-shore service offering for our clients and our business is our ability to migrate clients offshore over time. Some clients value the ability to gain confidence in the quality of our services before shifting services to our offshore delivery locations. This migration strategy both lowers costs for our clients and improves our financial performance. Starting in 2005, the annual percentage of our revenue that we derived from services that we delivered offshore has continued to increase, driven in part by our onshore clients deciding to migrate their business offshore, rising from 31% in 2005 to 46% in 2006 to 60% in 2007. See the footnotes to the financial statements filed with this report for additional geographical data.
Investing to Outperform
Human Capital Development
We view the departments dedicated to our employee development as contributors to client value rather than merely as cost centers. We target and select high-caliber employees through a rigorous screening and testing process. After we hire an employee, we make significant investments in foundation training, client-specific training and ongoing instruction and coaching. We emphasize small teams, which facilitates significant time for evaluation and coaching of our customer service associates by our team leaders and quality personnel. We were recognized by the Personnel Management Association of the Philippines as the Outstanding Employer of the Year in the Philippines in 2005. We were also recognized in 2007 as one of the largest employers in Arizona by the Phoenix Business Journal and the Arizona Business Gazette.
Consulting Techniques to Optimize Outsourcing Results for Our Clients
We work closely with our clients in order to understand what drives economic value for them, and then refine, or sometimes redesign, and implement business processes and performance metrics to optimize results for our clients. For example, we developed a model for one of our technical support clients to predict customer dissatisfaction based on information such as repeat calls, the need for a part dispatch and the need for an operating system reinstallation. Using this predictive model, we implemented a process to contact these high-risk customers proactively in order to ensure that their issue had been resolved. The result was increased customer satisfaction, which we believe ultimately leads to purchasing of our clients’ products and services by their customers.
Metric-Driven Performance Culture

Our culture is metric-driven and performance-based. We employ a scorecard system for substantially all of our employees that defines specific goals to provide clarity of purpose and to enable objective weekly, monthly and quarterly performance evaluations. We believe that this system, which is linked with a compensation structure that is heavily weighted with performance-based incentives, helps our managers identify and coach low performers, reward high performers and ultimately achieve high levels of quality for our clients.
Value Created per Dollar Spent Sales Proposition to Clients
We provide a sales proposition to a client based on quantifiable value per dollar spent by the client on our services. For example, we work with the client to quantify the costs to the client of activities such as the time it takes to handle a call, repeat calls, parts dispatches and cancelled sales. We similarly work with a client to quantify the value from initial product sales, sales of products complimentary or more expensive than the products in which a customer is originally interested and repeat purchasing based on customer satisfaction. This information on costs and value created is combined to create a value created per dollar spent model on which both the client and we agree in order to set the price for our services in our contract. We then assess our performance against this model on a quarterly basis and share our results measured by these metrics with the client on a quantified quarterly scorecard. This gives the client a means of comparing our value created per dollar spent on us to the same metrics for their internal centers or other outsourcers. We believe that this approach has been crucial to winning and retaining clients and increasing our ability to withstand competitive pricing pressure.
Our Growth Strategy
In order to strengthen our position in the market and continue our growth, we intend to focus on the following strategies:
Further Penetrate Our Existing Client Base
Our existing clients are large companies with diverse BPO needs and we plan to continue our strategy of expanding the scale and scope of the services we provide for these large clients. As a full-service provider of voice services such as care, technical support and sales, plus the non-voice services we now provide such as chat, email, fraud management and other back-office functions, we can provide numerous capabilities to our existing client base. We have specific account plans for all existing clients to expand the capabilities in the existing lines of business we serve and penetrate new lines of business.
Win New Client Relationships
We are targeting new clients in our current key industry verticals, which represent over 60% of the overall outsourced market. We have added three of our seven largest clients in the last two years and have added several new clients in the last six months that we expect to grow in the next eighteen months.
Expand into New Industries
While we continue to target the significant market opportunity still available in our top three target industries of communications, technology and financial services, we are focusing on further penetrating some of our smaller target industries such as cable and internet. We have also identified the travel and leisure sector as an industry we may enter in 2008.
Expand into New Markets and Delivery Geographies
Building on our core English-language voice services, we intend to explore expanding into other English-speaking markets such as the United Kingdom and Canada. In addition, we plan to sell services during non-U.S. business hours, as well as the English-speaking Australia/New Zealand market, to improve seat utilization and drive new sources of revenue. We also plan to explore expanding our delivery locations into new geographies such as South America and Central America, both for additional offshore delivery in English and to gain access to Spanish-speaking customer service associates to broaden our Spanish/Bi-lingual language capabilities. We currently do not have operations in South America or Central America. We believe that our U.S.-based clients will increasingly demand Spanish language capabilities to service a fast growing segment of their customer base.
Acquisitions
In the third quarter of 2007, we acquired AOL Philippines which allowed us to expand from our traditional complex, voiced-based services into non-voice-based services, such as chat, e-mail, fraud management and website/blog monitoring. We view such acquisitions as a key component of our growth strategy and will continue to seek acquisitions in the future which expand our existing competencies or add to our portfolio of BPO capabilities.
Continue to Invest in Human Capital Development
We plan to continue our focus on, and investment in, human capital. Building on our already strong base of recruiting, training and performance management systems, we plan to expand our efforts in all of these areas to increase our recruiting capacity and maintain our ability to deliver high-quality services.
Expand into New Delivery Capabilities
The acquisition of the AOL Philippines customer care and technical support subsidiary will expand our capabilities to serve the growing email, chat and other non-voice needs of our clients and the market.
Our Service Offerings
We perform the following BPO services for our clients:
•	Customer Care: Our customer care services are initiated primarily by inbound calls from customers on a wide range of topics including billing inquiries, account and service changes, product and service inquiries and warranty support. Our customer care services also include complex financial planning services that require licensing from the NASD, such as conducting research on customers’ accounts, providing information on the types of available funds or brokerage accounts, and providing information on tax consequences and penalties associated with various financial transactions. We also provide customer support services for various financial products including gift cards and travelers checks.

•	Technical Support: Our technical support services include handling troubleshooting calls initiated by customers regarding hardware and software issues with computer and other consumer electronic products. Our more complex technical support programs require our employees to have the Computing Technology Industry Association A+ certification or Microsoft Desktop Technician certification.

•	Sales: We handle inbound calls, or calls initiated by customers purchasing products and services from our clients. The inbound sales programs we handle include order handling, customer retention programs, and selling products complementary to or more expensive than the products in which a customer is originally interested in the business-to-business and business-to-consumer markets. Customer retention programs are programs where the customer is calling to cancel service and our customer service associates resolve the customer’s issue and attempt to convince the customer to keep their service. In addition, we initiate sales calls, primarily to existing customers of our clients for retention and loyalty programs, and in some cases unsolicited calling for customer acquisition.
Sales and Marketing
We organize our sales and marketing group around targeted industries, including communications, technology and financial services. The sales team is responsible for obtaining new clients and growing existing clients by identifying additional sales opportunities. The sales team is supported by our sales support team, which responds to requests for proposals and requests for information and prepares the proposals. Our sales support team is also specifically responsible for managing and coordinating visits by clients to our delivery centers. We view these site visits as one of the most important parts of our sales cycle, and we have designed these site visits to allow prospective clients to experience the elements of our business model at work. Finally, our marketing team coordinates industry events, including seminars, conferences, speaking engagements and targeted lead generation efforts aimed at generating additional sales leads and increasing our public exposure. As of December 31, 2007, we had 19 sales, marketing and sales support professionals, with 17 based in the United States and 2 based in the Philippines.
The focus of our sales and marketing efforts is to educate prospective clients on what we believe differentiates us as an outsourced provider in the BPO market. Specifically, our sales effort focuses on our approach of investing to outperform and in delivering greater value per dollar spent. We provide a sales proposition to a prospective client based on quantifiable value per dollar spent by the client on our services. For example, we work with the prospective client to quantify the costs to the client of activities such as the time it takes to handle a call, repeat calls, parts dispatches and cancelled sales. We similarly work with a client to quantify the value from initial product sales, sales of products complementary to or more expensive than the products in which a customer is originally interested and repeat purchasing based on customer satisfaction. This information on costs and value created is combined to create a value created per dollar spent model to which both the client and we agree in order to set the price for our services in our contract. We then assess our performance against this model on a quarterly basis and share our results measured by these metrics with the client on a quantified quarterly scorecard. This gives the client a means of comparing our value created per dollar spent on us to the same metrics for their internal centers or other outsourcers. We believe that this approach has been crucial to winning and retaining clients and increasing our ability to withstand competitive pricing pressure.

Our sales cycle tends to range from six to 12 months. However, for this same reason, our client relationships tend to be long-term given our performance and the scale and complexity of the services we provide coupled with risk and costs to our clients associated with bringing processes in-house or outsourcing them to another provider.
Human Capital
We employ an organizational structure that allows for strong coordination between the different departments contributing to employee development and a performance-based approach where support groups are measured on the same metrics as the operations group.
We have grouped the departments responsible for our employee development into our global shared services group, including recruiting, training, workforce management, quality assurance and performance management and reporting. This enables these departments to work with a unified and coordinated approach to a common set of goals. Because an employee’s development is affected by all of these groups, we believe that it is critical for the groups to work jointly to create and improve our employee selection and development programs. For example, the quality group provides feedback to our employees on how to improve their performance and also to the recruiting and training departments on how better to select and train employees to meet client needs and our performance standards.
We have employed the same performance-based approach with our support groups that we use in our operations groups. We view the departments contributing to our employee development not merely as cost centers, but more appropriately as value drivers. Therefore, we evaluate the performance of groups such as recruiting, training and quality assurance based not on hiring quotas or training test scores, but instead on our employees’ actual operational performance on key client metrics.
We believe that our approach to human capital has led to recognition in the industry. As of December 31, 2007, we had approximately 13,100 employees. Approximately 10,400 of our employees are based in the Philippines and approximately 2,700 are based in the United States. Our employees are not unionized and we have never experienced any work stoppages. We believe that our employee relations are excellent, and we were recognized as the Employer of the Year in the Philippines in 2005 by the Personnel Management Association of the Philippines, the first time this award has been presented to a BPO company. We were also recognized 2007 as one of the largest employers in Arizona by the Phoenix Business Journal and the Arizona Business Gazette.
Recruiting and Retention
Our recruiting efforts are defined by a sourcing strategy and a structured process for evaluating potential employees. Our primary sources for employee recruitment are employee referrals, educational institutions, media, Internet job posting sites, job fairs and recruiting agencies. Our employees receive a bonus for successful referrals. We believe that the success of our employee referral programs illustrates our employees’ job satisfaction.
Before we initiate any recruiting activity, we profile each job position to ensure it both meets the specific objectives of our clients and fits within our performance-based culture. We then use an internally-developed, six-step recruiting process to evaluate potential employees. Specific attributes profiled include communication, problem solving, sales, values, attitude and leadership potential. The process continues with activities focused on observing and verifying key behaviors that support the specific job profiles, including pre-screening, skills testing, problem solving exercises, interviewing, operations validation and background checks. We are extremely selective in our recruitment.
Training and Development
We invest significant resources in the training and development of our employees. This training occurs in three primary forms: foundation training, which provides a strong base skill set of communication, technology and general customer service skills; client-specific training, which focuses on customized training programs in accordance with the specific needs of the client’s business and the services the client requires; and ongoing supplemental training focused on more advanced skills for tenured customer service associates as well as remedial training for lower-performing customer service associates.
Our training programs are coordinated by our global training group responsible for employees in both the Philippines and the United States, which ensures that all training programs meet overall company standards and employ company-approved training techniques such as role plays and experiential training techniques. Training programs are then administered by trainers who are dedicated to a specific function, such as sales, technical support, financial services and customer care, to allow customer service associates to learn from experts in a given field.
Workforce Management
Optimizing the productivity of our employees is an important element of our financial success, and we have created a centralized workforce management group responsible for this function. This group forecasts call volumes, creates employee schedules and monitors substantially all of our customer service associates for schedule adherence on a real-time basis, 24 hours a day, 7 days a week.
Quality, Performance Management and Scorecards
We use an internally developed performance management process consisting of setting goals, monitoring performance, coaching for improvement and providing rewards and recognition based on performance. Our process is structured around a scorecard system for substantially all of our employees that defines specific metrics and goals and enables objective weekly, monthly and quarterly performance evaluations. We monitor our customer service associates and other employees through a variety of methods, including voice and data recording software technologies, team leader observation and remote observation by our clients. This allows us to analyze employee performance and to identify where improvements are needed. Coaching is performed by team leaders and our quality group to reinforce positive behaviors and address areas for improvement. The system ends with performance-based rewards and recognition. Our compensation structure for customer service associates is heavily weighted with performance-based incentives, which allows us to reward high performers and provides an incentive for all employees to improve their performance.
Information Technology
Information technology, or IT, is a fundamental enabler of our services. Our IT mission is to deploy proven technology that is reliable, scalable and cost effective.

Redundant Network Infrastructure
We have implemented a fault-tolerant infrastructure providing us increased ability to withstand external and internal system failures with minimal service interruptions. Our architecture incorporates geographically diverse data centers in the United States that operate in tandem to ensure a high level of system availability for our clients. These data centers support our delivery centers in both the United States and the Philippines. We have designed and deployed a dedicated communications system that allows us to route communications between our data centers and our delivery centers. Our communications system includes multiple, or redundant, communication routes, with dual paths to all delivery centers to ensure reliability and a Voice-over-Internet Protocol network infrastructure designed to expand its capacity as necessary. We use multiple communications vendors and circuit routes in an effort to optimize network up time.
IT Security
We employ a variety of applications and devices designed to prevent unauthorized access to data residing in our systems. These include firewalls, intrusion detection and prevention software, cryptography and encryption techniques, vulnerability assessments, patch management and the ability to track any unauthorized access and the resulting impact of any unauthorized access. We also deploy personnel and facilities security processes and features, including background checks for all employees and card key access to company facilities.
Delivery Center Platform
We deploy industry recognized delivery center products from vendors such as Avaya Inc., Cisco Systems, Inc., Aspect Software, Inc. and NICE Systems Ltd. These products include features that allow us to route customer calls to the appropriately skilled customer service associate, forecast the volumes of calls to be received, record and playback voice and data, monitor and manage our employees’ schedule adherence, schedule workforce management and monitor calls remotely; allow customers to enter critical account information by speaking or by selecting from option menus using their telephone keypad; and integrate our phone system with our computer systems allowing our customer service associates speedy access to customer information required to handle a call. Our internally developed customer relationship management software can be tailored to each client’s specific data capture and reporting requirements and our delivery centers incorporate industry standard desktop systems.
24x7 Helpdesk Support
We have a centralized helpdesk staffed 24 hours a day, 7 days a week, to provide our employees and clients complete coverage in the event of any system issues. We have established standardized procedures to identify, respond to and track inquiries. We have also deployed a standardized escalation protocol that allows us to escalate issues to the appropriate company and client personnel as the situation warrants.
Competition
Competition in the customer care BPO market is intense and growing. We face competition from onshore and offshore customer care BPO companies and from information technology companies that also offer customer care BPO services. Within these groups, we have competitors with: greater financial, personnel and other resources; longer operating histories; more technological expertise; more delivery regions and languages and more established relationships in industries that we serve.
We compete primarily with:
•	offshore-based customer care BPO companies with offshore delivery center services capabilities, such as Ambergris Solutions Inc., ePLDT, Inc., ExlService Holdings, Inc., PeopleSupport, Inc. and Wipro Spectramind Services Private Limited;

•	U.S. and Europe-based customer care BPO companies with onshore and offshore delivery center services capabilities, such as APAC Customer Services Inc., Convergys Corporation, ICT Group, Inc., Sutherland Global Services, Inc., SITEL Corporation, Sykes Enterprises, Incorporated, Teleperformance, TeleTech Holdings, Inc., Transcom and West Corporation;

•	broad-based U.S. outsourcing companies such as Accenture Ltd., Affiliated Computer Services, Inc., Electronic Data Systems Corporation and IBM Global Services; and

•	numerous smaller companies, including 24/7 Customer, SlashSupport and Vision-X, Inc.
In addition to our direct competitors, many companies choose to perform some or all of their customer care processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we give companies the opportunity to focus on their core products and services while we focus on the specialized function of managing their customer relationships.
We believe that the primary factors on which companies in our industry compete are value and price. We seek to compete by emphasizing to our clients the value they receive per dollar spent for our services. We do not generally compete in the segment of the customer care BPO market that focuses solely on price. We provide a sales proposition to a client based on quantifiable value per dollar spent by the client on our services. We believe that our ability to quantify value has allowed us to negotiate primarily fixed pricing with our clients that reflects the greater value created per dollar spent we deliver, rather than the cost-based commodity pricing model most often emphasized in our industry.
Government Regulation
Federal and state laws and regulations impose a number of requirements and restrictions on our business. Although the regulation environment in which we operate is complex, we have neither encountered significant issues nor been subject to material penalties to date.
At the federal level, the Telephone Consumer Protection Act of 1991, or the TCPA, enforced by the Federal Communications Commission, or FCC, imposes certain restrictions on unsolicited telephone calls to residential telephone subscribers, such as prohibiting telephone solicitations during restricted hours, and imposes certain requirements on telemarketers, such as the training of its personnel in the TCPA restrictions. The Federal Trade Commission, or FTC, has adopted the Telemarketing Sales Rule which prohibits deceptive, unfair or abusive practices in telemarketing sales and imposes record keeping and other requirements and limitations on telemarketing activities. In addition, the Do-Not-Call Implementation Act of 2003 led the FCC and the FTC to establish a National Do-Not-Call registry which telemarketers are required to access and use to update their call lists. The Do-Not-Call Implementation Act of 2003 also includes other restrictions on telemarketing activities. In addition to the laws regulating telephone sales activities, there are federal laws governing consumer privacy, such as the Gramm-Leach-Bliley Act. The USA PATRIOT Act also imposes some requirements that affect some of our clients in the financial services sector. Violators of these laws and regulations could be subject to fines and injunctive relief, as well as civil actions by the federal agency, states and private citizens. We have put in place procedures to comply with these laws and regulations, including frequently comparing our contact lists against the National Do-Not-Call Registry, the NeuStar Wireless Do-Not-Call Registry and other state registries.
In addition to federal regulation, various states have enacted laws targeted directly at telemarketing practices or governing consumer privacy. These laws include such provisions as do-not-call restrictions, prohibiting telemarketers from requiring credit card payment and requiring certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state’s attorney general. Depending on the willfulness and severity of the violation, penalties can include imprisonment, fines, civil actions by the affected consumer, and a range of equitable remedies, such as the posting of bonds before continuing in business. We have developed a system to facilitate compliance with these laws.
Certain states currently are considering enacting laws that impact telemarketing practices or govern consumer privacy. We cannot be assured that any such laws, if enacted, will not adversely affect or limit our current or future operations.
Material Agreements
We have a material agreement with AT & T, formerly Cingular Wireless LLC, to provide certain customer care services. There are multiple statements of work governed by this material agreement. Each statement of work has its own varying expiration date. This contract renews automatically and has a 30 day termination for convenience on the part of AT & T. Our agreement with AT & T also provides that our revenue from AT & T may be reduced in periods in which we fail to meet specified performance criteria.
We also have one material agreement with Dell to provide certain customer care services. Our agreement with Dell expired in October 2007 and automatically renews for successive one-year periods unless terminated in accordance with its terms. Under the terms of this agreement, the amount Dell is required to pay for our services may be reduced if we fail to meet specified performance criteria. In addition, Dell has agreed to pay us higher rates if we meet or exceed certain performance criteria.
Proprietary Rights
To establish and protect our intellectual property rights, we rely on common law protection of copyrights, trademarks, and trade secrets, as well as confidentiality agreements used during the course of business. We do not hold any patents and we do not have any registered trademarks or copyrights. We consider our business processes and implementation methodologies confidential, proprietary information constituting trade secrets. Our customers and business partners typically sign a nondisclosure agreement requiring them to treat our information confidentially. All of our employees are also required to sign confidentiality agreements as a condition to their employment.
Additional Information
Our website is located at: www.etelecare.com; however, the information in, or that can be accessed through, our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
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
We rely on large numbers of customer service associates, and our success depends to a significant extent on our ability to attract, hire, train and retain qualified customer service associates. Companies in the business process outsourcing, or BPO, market, including us, experience high employee attrition. In 2007, our attrition rate for our customer service associates who remained with us following a 45-day training and orientation period was on average approximately 6.3% per month in the United States, a decrease of approximately 0.4% from 2006 and approximately 1.9% per month in the Philippines, an increase of approximately 0.2%. A significant increase in the attrition rate among our customer service associates could decrease our operating efficiency and productivity. There is significant competition in the Philippines and the United States for employees with the skills necessary to perform the services we offer to our clients. Increased competition for these employees, in the BPO market or otherwise, could harm our business. Our failure to attract, train and retain customer service associates with the qualifications necessary to fulfill the needs of our existing and future clients would seriously harm our business, results of operations and financial condition.
A few major clients account for most of our revenue and a loss of business from these clients could reduce our revenue and seriously harm our business.
We have derived and believe that we will continue to derive in the near term most of our revenue from a few major clients. We received an aggregate of approximately 83% of our revenue from our five largest clients for the year ended December 31, 2007. We do not have long term contracts with any of our clients. Our contracts with our clients typically have a term of one year and can be terminated earlier by our clients or us without cause, typically upon 30 to 90 days’ notice. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients is likely to vary from year to year, since our contractual commitments only last one year and we usually are not the exclusive outsourced service provider for our clients. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained customer service associates to provide services to the client. Thus, a major client in one period may not provide the same level of revenue in any subsequent period. For example, in the third quarter of 2007, one of our largest clients terminated one of its significant programs with us. The loss of some or all of the business from any large client could harm our business, results of operations and financial condition.
Our operating margin will suffer if we are not able to maintain our pricing, utilize our employees and assets efficiently or maintain and improve the current mix of services that we deliver from our offshore locations.
Our operating income as a percentage of our revenue, which we refer to as our operating margin, is largely a function of the prices that we are able to charge for our services, the efficient use of our assets and the location from which we deliver services. Our business model is predicated on our ability to objectively quantify the value that we provide to our clients. We must also manage our employees and assets efficiently. In addition, we must continue to sell new programs for and migrate existing programs to our offshore delivery locations. If we fail to succeed on any of these objectives, we may not be able to sustain our current operating margin. If a client terminates a program with us we may be unable to re-assign customer service associates who worked on that program in a timely manner, which could harm our operating results.
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
During 2007, our margins declined despite the benefit of a higher mix of lower cost Philippine-generated revenue in 2007 compared to 2006, due to the significant appreciation of the Philippine peso.
Our revenue is highly dependent on a few industries and any decrease in demand for outsourced business processes in these industries could reduce our revenue and seriously harm our business.

Most of our clients are concentrated in the communications and technology services industries. For the years ended December 31 2007 and 2006, we derived 76% and 77%, respectively, of our revenue from clients in these industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes. A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could harm our business, results of operations and financial condition.
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
One of our major clients is Vonage, who has been and may in the future be, subject to damaging and disruptive intellectual property litigation that could adversely affect its business and its continued viability, which, in turn, could harm our business, results of operations and financial condition.
For the years ended December 31, 2007 and 2006, we derived 13% and 7% of our revenue from Vonage. Vonage has been named as a defendant in several lawsuits that relate to alleged patent infringement and may be subject to infringement claims in the future. Vonage recently entered into an agreement to settle its patent infringement litigation with each of Sprint, Verizon Services Corp. and AT & T which included aggregate cash payments by Vonage of approximately $240 million over specified terms. The recent agreements to pay up to an aggregate of $240 million combined with the potential impact of future patent litigation could materially and adversely affect Vonage’s business, results of operations and financial condition, as well as the continued viability of Vonage. In addition, Vonage has $253 million in convertible debt which can be put to Vonage in December 2008 if the terms of this debt are not otherwise amended prior to this time. As a result of our significant client relationship with Vonage, any determination against Vonage in patent litigation, the agreement by Vonage to make large settlement payments and the maturity of its outstanding debt obligations could, in turn, harm our business, results of operations and financial condition.
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
Since we were founded in 1999, we have experienced rapid growth and significantly expanded our operations. We have seven delivery centers in the Philippines and six in the United States. The number of our employees has increased from 3,041 as of December 31, 2003 to approximately 13,100 as of December 31, 2007. In 2004, we acquired Phase 2, which contributed significantly to our growth during this period. In 2007, we added approximately 1,100 employees due to our acquisition of AOL Philippines. We have a geographically dispersed workforce with approximately 10,400 employees in the Philippines and approximately 2,700 employees in the United States as of December 31, 2007. We intend to continue expansion to pursue existing and potential market opportunities. Depending on client demand and the speed at which clients migrate our services to offshore locations, we may be required to set up more delivery locations both onshore and offshore.
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
Our growth strategy involves gaining new clients and expanding our service offerings, both organically and possibly through strategic acquisitions. Historically, we have expanded some of our service offerings and gained new clients through strategic acquisitions, such as our acquisition of Phase 2 in 2004 and AOL Philippines in 2007. It is possible that in the future we may not succeed in identifying suitable acquisition targets available for sale on reasonable terms, have access to the capital required to finance potential acquisitions or be able to consummate any acquisition. The inability to identify suitable acquisition targets or investments or the inability to complete such transactions may affect our competitiveness and our growth prospects. Our management may not be able to successfully integrate any acquired business into our operations and any acquisition we do complete may not result in long-term benefits to us. For example, if we acquire a company, we could experience difficulties in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. The dilutive nature of any of our acquisitions could significantly harm our operating results. Future acquisitions may also result in our incurrence of indebtedness or our issuance of additional equity securities, which could dilute your investment. Acquisitions also typically involve a number of other risks, including diversion of management’s attention, legal liabilities and the need to amortize acquired intangible assets, any of which could significantly harm our business, results of operations and financial condition.
Our senior management team has worked at the Company for a limited period of time, and the failure of our senior management team to integrate effectively could harm our business, results of operations and financial condition.
Members of our senior management team have worked together for a limited period of time. For example, we appointed our current senior vice president, global operations and our current senior vice president and chief information officer in August 2007. Our success depends to a significant extent on the ability of our executives to function effectively in their roles and to work together successfully. If our executives do not function and work together successfully or if we lose the services of one or more of our executives, our business, results of operations and financial condition could be harmed.
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
Our sales cycle typically lasts between six and 12 months and requires us to spend a considerable amount of resources that we may never recover. Potential clients require that we spend substantial time and money educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our pricing structure and the competitive nature of our industry typically precludes us from charging our customers for these initial costs. Decisions relating to outsourcing business processes generally involve the evaluation of our services by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may spend significant funds and management resources during our sales cycle and ultimately the client may not decide to use our services. If we are unsuccessful in closing sales after spending significant funds and management resources, or if we experience delays in our sales cycle, it could harm our business, results of operations and financial condition.
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
Our operating results may differ from period to period, which may make it difficult for us to prepare accurate internal financial forecasts.
Our operating results may differ significantly from period to period due to factors such as:
•	client losses or program terminations;

•	variations in the volume of business from clients resulting from changes in our clients’ operations;

•	significant changes in value of the dollar relative to foreign currencies;

•	delays or difficulties in expanding our operational facilities and infrastructure;

•	changes to our pricing structure or that of our competitors;

•	inaccurate estimates of resources and time required to complete ongoing programs;

•	our ability to successfully open new delivery centers or to expand delivery centers in a timely fashion;

•	the efficiency with which we use our operations to service our clients;

•	the relative mix of services performed by our U.S. and Philippine operations;

•	our sources of pre-tax income, which will impact our overall effective tax rate;

•	ability to hire and train new employees; and

•	seasonal changes in the operations of our clients.
For example, some of our clients experience seasonal changes in their operations in connection with the year-end holiday season and the school year. Transaction volumes can be impacted by market conditions affecting the technology, communications and financial industries, as well as other events such as natural disasters and terrorist attacks. In addition, most of our contracts do not commit our clients to providing us with a specific volume of business. All of these factors make it difficult for us to prepare accurate internal financial forecasts.
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
The billing structure for some of our largest client contracts includes provisions that vary our billing rates depending on our performance levels. Some of these provisions have the effect of reducing our revenue in periods in which we fail to meet certain performance criteria. Other provisions in some of our contracts require us to give our clients the best price for a particular program that we give to our other clients for similar programs. Any of these provisions could reduce our revenue and could harm our business, results of operations and financial condition.
We have incurred losses in the past and have a limited operating history. We may not be profitable in the future and may not be able to secure additional business.
We incurred net losses of $5.6 million, $1.5 million and $1.8 million in 2001, 2002 and 2005, respectively. In future periods, we expect our selling and administrative expenses to continue to increase. If our revenue does not grow at a faster rate than these expected increases in our expenses, or if our operating expenses are higher than we anticipate, we may incur additional losses. We have a limited operating history in providing the business process outsourcing services we currently provide and continue to explore opportunities to provide other outsourced services that we have never provided. We may not be able to secure additional business or retain current business with our current clients or add new clients in the future who wish to use the services we currently offer or may offer in the future. Additionally, factors outside of our control, such as a significant appreciation of the Philippine peso, may reduce our profitability.

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
We have operations in the Philippines and United States. Our corporate structure also spans multiple jurisdictions, with our parent company incorporated in the Philippines and operating subsidiaries incorporated in the United States. As a result, we are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:
•	legal uncertainty owing to the overlap of different legal regimes, and problems in asserting contractual or other rights across international borders;

•	currency fluctuations, particularly since our revenues and expenses are denominated in only two currencies;

•	potential tariffs and other trade barriers;

•	unexpected changes in regulatory requirements; and

•	the burden and expense of complying with the laws and regulations of various jurisdictions.
The occurrence of any of these events could significantly harm our business, results of operations and financial condition.
We also face challenges in managing a geographically dispersed workforce. As of December 31, 2007, we had approximately 10,400 employees in the Philippines and approximately 2,700 employees in the United States. Our management is often required to manage employees remotely and must take into account diverse local laws and customs. If we are unable to manage our dispersed workforce and other resources effectively, our business, results of operations and financial condition could be significantly harmed.
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
We expect to continue to incur additional legal, accounting and other expenses associated with operating as a public company. We must comply with applicable laws, rules and regulations in the Philippines, the country in which we are incorporated, and the United States, where we have publicly listed our ADSs. The Philippine Securities Regulation Code and the U.S. Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the U.S. Securities and Exchange Commission and the NASDAQ Global Market, have imposed increased regulation and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, we are in the process of evaluating and testing our internal financial reporting controls in anticipation of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and have not yet completed this process. We have formed internal evaluation committees and engaged consultants and expect to upgrade our computer software systems to assist us in such compliance. If we do not implement and comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business or investors’ confidence in us and could cause our share price to fall.
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
We currently benefit from income tax holiday incentives in the Philippines pursuant to our registrations with the Philippine Economic Zone Authority, or PEZA, which provide that we pay no income tax in the Philippines for four or six years pursuant to our PEZA registrations. Our current income tax holidays expire at staggered dates through 2012. One of our delivery center sites’ income tax holidays that was set to expire in the second half of 2007 was approved by PEZA in December 2007 for conversion to Pioneer holiday status. This allows for an additional two years of tax holiday for that site with expiration in 2009. We anticipate income tax holidays for two of our delivery center sites to expire in the second half of 2008. We intend to apply for an extension or conversion to Pioneer holiday status prior to expiration.

We believe that as our Philippine tax holidays expire, gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate and our Philippine net income attributable to all other activities will be taxed at the regular Philippine corporate income tax rates of 35%. For the year ended December 31, 2007, we had an effective income tax rate of 2.0% for the Philippine portion of our consolidated profit before income taxes. The expiration of our tax holidays will increase our effective income tax rate and may impair our competitive position against BPO companies based outside of the Philippines.
Risks Related to Doing Business in the Philippines
We may face wage inflation in the Philippines and increased competition for our Philippine employees, which could increase our employment costs and our attrition.
We have not historically experienced significant wage inflation with our Philippine employees. We are faced, however, with increasing competition in the Philippines for customer service associates, and we expect this competition will continue to increase as additional outsourcing companies enter the market and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. We have benefited from an excess supply of college graduates in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability and the cost of customer service associates and increase our attrition rate.
The Philippines has experienced political and economic instability as well as civil unrest and terrorism, which could disrupt our operations and cause our business to suffer.
The Philippines has experienced significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. The Philippines also periodically experiences civil unrest and terrorism and U.S. companies in particular may experience greater risk. These conditions could disrupt our operations and cause our business to suffer.
Further Strengthening of the Philippine peso relative to the U.S. dollar could increase our expenses.
Substantially all of our revenue is denominated in U.S. dollars, and a significant portion of our costs is incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar, which would increase our expenses. We initiated in the third quarter of 2007 a strategy to hedge against short-term foreign currency fluctuations. For 2008, we plan to hedge approximately 90% of our 2008 forecasted Philippine peso-denominated expenses using non-deliverable forward contracts that are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. While we expect that our derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be recorded immediately into earnings, which may harm our financial condition. We will continue to reevaluate our hedge strategy and adjust the percentage of expenses hedged depending on certain external economic factors and indicators. Our hedging strategy, however, may not sufficiently protect us from further strengthening of the Philippine peso, which could increase our expenses and harm our operating results. Additionally, if the U.S. dollar strengthens against the Philippine peso, our hedging strategy could reduce the potential benefits we would otherwise expect from a strengthening U.S. dollar.
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
Our corporate affairs are governed by our articles of incorporation and by-laws and by the laws governing corporations incorporated in the Philippines. Legal principles such as a director’s or officer’s duty of care and loyalty, and the fiduciary duties of controlling stockholders exist in the Philippines. However, these principles are relatively untested in Philippine courts, and their application is uncertain, in comparison to their application in U.S. courts. As a result, our U.S and Philippine stockholders may have more difficulty protecting their interests in connection with actions taken by our management, members of our board of directors or our controlling stockholders than they would as stockholders of a corporation incorporated in the United States.
Risks Related to our ADSs and Common Shares
We listed our common shares on the Philippine Stock Exchange, which could increase the volatility of the market price for our ADSs.
We completed the process to list our common shares on the Philippine Stock Exchange, or PSE, in late November 2007. Our outstanding common shares could become more liquid as a result of our listing of our common shares on the PSE. Following our PSE listing, our shareholders may decide to sell their common shares on the PSE for tax or other reasons. Any sales of our common shares on the PSE could increase the volatility of the market price for our ADSs in the United States.
The market price for our ADSs has been volatile.
The market price for our ADSs has been volatile. For example, in the year ended December 31, 2007, the closing price of our ADSs ranged from a low of $7.53 on September 10, 2007 to a high of $17.93 on July 16, 2007. The market price for our ADSs could continue to be subject to wide fluctuations in response to many factors including the following:
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2007, we leased the major facilities described below:

Lease
Location	Size	Use	Expiration
Quezon City, Metro Manila, Philippines	17,287 square feet	Corporate headquarters	June 2011
Scottsdale, Arizona	33,766 square feet	Executive office	July 2010
Makati City, Philippines	193,750 square feet	Delivery center	December 2009 - August 2012
Mandaluyong City	138,489 square feet	Delivery center	June 2012-July 2012
We lease additional properties in the Philippines and the United States for other delivery centers. We believe that our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.
Item 3. Legal Proceedings
We are the defendant in the employment matter of James Dreyfuss vs. ETelecare Global Solutions-US, Inc. filed in the United States District Court, Southern District of New York on February 4, 2008. In the matter, James Dreyfuss, who served as our Regional Vice President of Sales, has asserted the following claims against us: (1) two counts of breach of contract; (2) violation of New York Labor Law Sections 190 et seq. (3) quantum merit; (4) unjust enrichment; (5) breach of covenant of good faith and fair dealing; and (6) promissory estoppel. Mr. Dreyfuss seeks compensatory damages in an amount to be proven at trial, penalties under New York Labor Law Section 198, pre- and post-judgment interest and costs and expenses for such suit, including attorney’s fees. Our response to this complaint is due on April 7, 2008. While we cannot predict with certainty the outcome of the litigation, we believe the ultimate outcome of this matter will not have a material adverse impact on the financial position or our results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Performance Graph
The comparison of the total return on investment for the period assumes that $100 was invested on March 31, 2007 in each of the Company, the NASDAQ Stock Market Index and the Peer Composite Index. The Peer Composite Index consists of PeopleSupport Inc., Convergys Corporation, APAC Customer Services, Inc., Sykes Enterprises, Incorporated and TeleTech Holdings Inc. The following results and comparisons shown in the graph below are based upon historical data and are not indicative of, nor intended to forecast future performance of, the Company’s Common Stock.
Market Information
Our American Depository Shares began trading on the NASDAQ Global Market under the symbol “ETEL,” on March 29, 2007. The following table sets forth the high and low sales price at which our American Depositary Shares traded for each quarter of 2007, as reported by the NASDAQ Global Market.

	2007
	High	Low
First Quarter	$15.70	$14.80
Second Quarter	17.02	14.16
Third Quarter	18.24	7.46
Fourth Quarter	11.21	7.77
Our Common Stock began trading on the Philippine Stock Exchange on November 19, 2007. The following table sets for the high and low sales prices at which our Common Stock traded for the fourth quarter of 2007, as reported by the Philippine Stock Exchange (in Philippine Pesos).

	2007
	High	Low
Fourth Quarter	472.50	350.00
Holders
As of February 29, 2008, there were two holders of record of our American Depositary Shares and 692 shareholders of record of our Common Stock.
Dividends
We have never paid dividends on our Common Stock. We intend to apply cash to investment in product development, acquisition or expansion and we do not expect to pay dividends on Common Stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2007, concerning outstanding options and rights to purchase Common Stock and ADS granted to participants in all of our equity compensation plans and the number of shares of Common Stock remaining available for issuance under such equity compensation plans.

Number of
Securities
Remaining
Available for
Future Issuance
	Number of		under Equity
	Securities to be	Weighted-	Compensation
	Issued upon	Average Exercise	Plans (Excluding
	Exercise of	Price of	Securities
	Outstanding	Outstanding	Reflected in
	Options	Options	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,968,825	5.30	750,074
Equity compensation plans not approved by security holders	—	—	—

	4,968,825	5.30	750,074

(1)	For a description of our equity compensation plans, see Note 14 to the Consolidated Financial Statements in Item 8.
Item 6. Selected Financial Data
This selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Service revenue	$259,942	$195,118	$152,213	$97,775	$32,192
Income from operations	$22,616	$19,220	$4,109	$5,125	$4,914
Net income (loss)	$23,056	$12,245	$(1,764)	$2,442	$4,424
Basic net income (loss) per share	$0.85	$0.56	$(0.08)	$0.11	$0.21
Diluted net income (loss) per share	$0.79	$0.50	$(0.08)	$0.11	$0.21

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,129	$690	$1,043	$3,782	$1,473
Working capital (deficit)	$62,065	$4,123	$(2,512)	$(5,971)	$3,442
Total assets	$166,559	$89,450	$65,175	$66,670	$18,624
Total stockholders’ equity	$133,039	$28,214	$12,916	$13,898	$11,038

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Introduction
Our Management’s Discussion and Analysis is intended to facilitate an understanding of our business and results of operations and consists of the following sections:
•	Overview: a summary of our business;

•	Critical Accounting Policies: a discussion of our critical accounting policies that require the exercise of judgments and estimates;

•	Results of Operations: a discussion of our operating results;

•	Liquidity and Capital Resources: an analysis of our cash flows, sources and uses of cash and financial position;

•	Contractual Obligations; and

•	Recent Accounting Pronouncements: a discussion of how we are affected by recent pronouncements.
Overview
We are a leading provider of business process outsourcing, or BPO, services focusing on the complex, voice and non-voice based segment of customer care services delivered from both onshore and offshore locations. We provide a range of services including technical support, financial advisory services, warranty support, customer service, sales and customer retention. Our services are delivered from seven delivery centers in the Philippines and six delivery centers in the United States, with approximately 10,400 employees in the Philippines and approximately 2,700 employees in the United States as of December 31, 2007.
We completed our initial public offering in the United States on April 2, 2007 in the form of 5,500,000 American Depositary Shares, or ADSs. Our ADSs are listed on the NASDAQ Global Market. Our initial public offering raised $69.1 million, net of underwriting discounts and commissions and offering costs. On April 5, 2007, we received additional proceeds of $10.3 million, net of underwriting discounts and commissions and offering costs of $844,000, as a result of the exercise by our underwriters of their over-allotment option to purchase an additional 825,000 ADSs from us. In April 2007, we used an aggregate of $36.3 million from these proceeds to repay outstanding debt. In late November 2007, we completed our listing by way of introduction on the Philippine Stock Exchange. We currently are a foreign private issuer under the applicable rules and regulations in the United States. However, we voluntarily elect to file our periodic and current company reports under the Exchange Act in accordance with the rules and regulations applicable to a U.S. issuer.
In 2007, our revenue was $259.9 million and our operating margin decreased to 9%. Our revenue growth was driven largely by an expansion of work with existing clients delivered from our Philippine operations, which accounted for 60% of our 2007 revenues compared to 46% of our 2006 revenues. The decrease in our operating margin to 9% in 2007 from 10% in 2006 was significantly impacted by the strengthening of the Philippine peso compared to the U.S. dollar. This was partially offset by our operating margins benefiting from the expanded use of our lower cost Philippine operations. We also made significant investments in two primary areas to support our growth: global information technology resources; and site expansion in the Philippines to support our revenue growth. Also, the cost of services for our U.S. operations increased as a percentage of revenue as a result of the combination of increased labor rates and lower utilization rates for our U.S. employees.
Service Revenue. We generate revenue from the customer care and other BPO programs we administer for our clients. We provide our services to clients under contracts that typically consist of a master services agreement, which contains the general terms and conditions of our client relationship, and a statement of work, which describes in detail the terms and conditions of each program we administer for a client. Our contracts with our clients typically have a term of one year and can be terminated earlier by our clients or us without cause, typically upon 30 to 90 days’ notice. Although the contractual commitments from our clients are short, our client relationships tend to be longer-term given the scale and complexity of the services we provide coupled with the risk and costs to our clients associated with bringing business processes in-house or outsourcing them to another provider. For the same reasons, our sales cycle tends to range from six to 12 months.
The outsourcing industry is extremely competitive, and outsourcers have historically competed based on pricing terms. Accordingly, we could be subject to pricing pressure and may experience a decline in our average selling prices for our services. We attempt to mitigate this pricing pressure by differentiating ourselves from our competition based on the value we bring to our clients through the quality of our services and our ability to provide quantifiable results that our clients can measure against our competitors. We provide a sales proposition to a client based on quantifiable value per dollar spent by the client on our services. For example, we work with the client to quantify the costs to the client of activities such as the time it takes to handle a call, repeat calls, parts dispatches and cancelled sales. We similarly work with a client to quantify the value from initial product sales, sales of products complimentary or more expensive than the products in which a customer is originally interested and repeat purchasing based on customer satisfaction. This information on costs and value created is combined to develop a value created per dollar spent model on which both the client and we agree in order to set the price for our services in our contract. We then assess our performance against this model on a quarterly basis and share our results measured by these metrics with our client on a quantified scorecard. This gives our client a means of comparing the value we created per dollar spent on us to the same metrics for our clients’ internal business process centers or other outsourcers. We believe that our ability to quantify value has allowed us in most cases to negotiate fixed pricing with our clients that reflects the greater value created per dollar spent we deliver, rather than the cost-based commodity pricing model most often emphasized in our industry.
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
We currently derive substantially all of our revenue from U.S.-based clients. We receive most of our revenue from a small number of clients, with an aggregate of approximately 83% and 80%, respectively, of our revenue from our five largest clients for the years ended December 31, 2007 and 2006. For the year ended December 31, 2007, we had four clients that each contributed more than 10% of our revenue, including AT & T, representing 29% of our revenue, Dell, representing 22% of our revenue, Sprint, representing 14% of our revenue and Vonage representing 13% of our revenue. We often administer multiple programs for a single client with separate contracts or statements of work that sometimes are negotiated with separate parts of the client organization, which we view as being different clients for practical purposes. For example, we perform four separate programs for AT & T for two separate AT & T business units.
Cost of Services. Cost of services consists primarily of the salaries, payroll taxes and employee benefit costs of our customer service associates and other operations personnel. Cost of services also includes direct communications costs, rent expense information technology costs, facilities support and customer management support costs related to the operation of our delivery centers. We expense these costs as incurred.
Our cost of services is most heavily impacted by prevailing salary levels. Although we have not been subject to significant wage inflation in the Philippines or the United States, any significant increase in the market rate for wages could harm our operating results and our operating margin.
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
Selling and Administrative. Selling and administrative expenses consist primarily of our sales and administrative employee-related expenses, sales commissions, professional fees, travel costs, marketing programs and other corporate expenses. Substantially all of our share-based compensation expense is included in selling and administrative expenses. We expect selling and administrative expenses to increase as we add personnel and incur additional fees and costs related to the growth of our business and our operation as a publicly traded company in the United States and the Philippines.
Impact of Foreign Currency. As a result of our multi-shore delivery model, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. Substantially all of our revenue is denominated in U.S. dollars, but a significant amount of our expenses is denominated in Philippine pesos. In the years ended December 31, 2007 and 2006, 45% and 35%, respectively, of our cost of services and selling and administrative expenses were denominated in the Philippine peso. As a private company, our outstanding debt agreement included covenants that prohibited us from entering into foreign currency hedging transactions. Upon completion of our initial public offering in the United States, we used a portion of the proceeds to repay our outstanding debt and negotiated terms that allowed foreign currency hedging. As a result, in the third quarter of 2007, we initiated a strategy to hedge against short-term foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts. Under this strategy, we will hedge approximately 90% of our 2008 forecasted Philippine peso-denominated expenditures at an average rate of 41.5 Philippine pesos to one U.S. dollar.

Depreciation and Amortization. We currently purchase substantially all of our equipment. We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of our assets, which generally range from three to five years. We amortize leasehold improvements on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. If the actual useful life of any asset is less than its estimated depreciable life, we would record additional depreciation expense or a loss on disposal to the extent the net book value of the asset is not recovered upon sale.
Our depreciation is primarily driven by large investments in capital equipment required for our continued expansion, including the build-out of seats, which we define as workstations where customer service associates generate revenue. These expenditures include tenant improvements to new facilities, furniture, information technology infrastructure, computers and software licenses and are usually in the range of $8,000 to $12,000 per seat depending on specific client requirements. These costs are generally depreciated over five years and are substantially the same in the United States and the Philippines. The effect of our depreciation and amortization on our operating margin is impacted by our ability to manage and utilize our seats efficiently. We seek to expand our seat capacity only after receiving contractual commitments from our clients. However, we have in the past increased our seat capacity based on forecasted demand projections from our clients, which are not contractual commitments. This has resulted in a surplus of seats, which has increased our depreciation and, to a limited extent, reduced our operating margin. As a general matter, the efficiency of our use of seats has had less of an impact on our operating margin than the efficiency of our deployment of our customer service associates.
Other Income (Expenses). In May 2004, we acquired Phase 2 for $25.3 million in cash, which we financed exclusively through debt. This debt and borrowings under our revolving line of credit resulted in interest expense and financing charges of $1.9 million in 2007, $5.5 million in 2006 and $4.9 million in 2005. We used a portion of the proceeds of the initial public offering to repay our two term loans and all of the outstanding borrowings under our revolving line of credit in 2007.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of our assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, income taxes, goodwill, other intangibles and share-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.
We believe the following critical accounting policies affect our more significant judgments used in the preparation of our financial statements.

Revenue Recognition. We recognize revenue when it is probable that the economic benefits associated with the transactions will flow to us and the amount of revenue can be measured reliably. This is normally demonstrated when we have: (i) persuasive evidence of an arrangement; (ii) the fee is fixed or determinable; (iii) performance of the service has been delivered; and (iv) collection is reasonably assured. Substantially all of our revenue is billed and collected in U.S. dollars and substantially all of our clients are based in the United States.
Service revenue is recognized as services are performed on a per subscriber, per event, per call, per minute, per participant or flat monthly fee basis using rates that are detailed in the client contract. Supplemental revenue can sometimes be earned depending on service levels or achievement of certain performance measurement targets. We recognize this supplemental revenue only after we have achieved the required measurement targets and, therefore, the amount is known and not subject to adjustment.
Accounting for Income Taxes. In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our assessment of our net operating loss carryover, as well as estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We also have to assess whether any portion of our earnings generated in one taxing jurisdiction might be claimed as earned by income tax authorities in a differing tax jurisdiction. Significant judgment is required in determining our annual tax rate, allocating earnings to various jurisdictions and evaluating our tax positions.
Additionally, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We then assess the likelihood that our deferred income tax assets will be realized or recovered from our future taxable income. To the extent we believe that recoverability of our deferred tax assets is not likely, we are required to establish a valuation allowance. Generally accepted accounting principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance for deferred tax assets. In prior years, the result of cumulative net operating losses in the U.S. required us to record a valuation allowance representing a significant portion of our deferred tax assets. During the fourth quarter of 2007, we reevaluated the recoverability of our deferred tax assets. We describe the reason for changes in our assessment of recoverability in the footnotes to our financial statements.
We operate in and file income tax returns in the United States and Philippine jurisdictions which are subject to examination by tax authorities. The tax returns for open years in all jurisdictions in which we do business are subject to change upon examination. We believe that we have estimated and provided adequate accruals for the probable additional taxes and related interest expense that may ultimately result from such examinations. We believe that any additional taxes or related interest over the amounts accrued will not have a material effect on our financial condition, results of operations or cash flows. However, resolution of these matters involves uncertainties and the outcomes may be favorable or unfavorable. In addition, changes in the mix of income between taxing jurisdictions, expiration of tax holidays, and changes in tax laws and regulations could result in increased effective tax rates in the future.
Share-Based Compensation. We account for stock options granted to employees in accordance with SFAS 123(R), Share-Based Payment, which we adopted using the modified retrospective application method. We measure the fair value of employee stock options at grant dates using the Black-Scholes valuation model with compensation cost recognized over the vesting period for our estimate of shares expected to vest treating each separately vesting portion of an award as if it was, in substance, a multiple award. We are responsible for determining the fair value assessments of our common shares and have used several factors including estimates of revenue, earnings, assumed market growth rates and, prior to becoming a public company, reports prepared by an unrelated valuation specialist, Duff & Phelps, LLC. We took the fair value assessments prepared by the valuation specialist into account in reaching our conclusion of the fair value of our common shares. We estimated the volatility of our share price using stock volatility of comparable companies within our industry. We must also estimate the forfeiture rate of our unvested shares which we compute using historic experience coupled with recent events that could change our estimates. Our rates are currently 0% for grants to senior executives and board members and 12% for all other grantees.
Goodwill. We have $14.4 million of goodwill recorded as of December 31, 2007. We test our goodwill, which arose from the AOL Philippines and Phase 2 acquisitions, for impairment annually at our year end or when impairment indicators otherwise arise. Our test of goodwill impairment requires judgment, including the identification of reporting units, assigning assets and liabilities, including goodwill, to reporting units and determining the fair value of each reporting unit. We have used an earnings multiple based valuation technique to estimate the fair value of our reporting units, which includes several significant assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.
Results of Operations
The following table is derived from our selected consolidated financial data and sets forth our historical operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Consolidated Statements of Operations Data:
Service revenue	100.0%	100.0%	100.0%
Cost and expenses:
Cost of services (exclusive of depreciation shown separately below)	71.4	69.5	74.9
Selling and administrative expenses	13.9	15.4	16.7
Depreciation and amortization	5.9	5.2	5.7

Total cost and expenses	91.3	90.1	97.3

Income (loss) from operations	8.7	9.9	2.7
Other income (expenses):
Interest expense and financing charges	(0.7)	(2.8)	(3.2)
Interest income	0.5	—	—
Foreign exchange (loss) gain	(0.3)	(0.4)	(0.4)
Other	0.1	(0.1)	0.1

Total other income (expenses)	(0.5)	(3.3)	(3.5)

Income (loss) before income tax provision (benefit)	8.2	6.6	(0.8)
Income tax provision (benefit)	(0.7)	0.3	0.4

Net income (loss)	8.9%	6.3%	(1.2)%

Comparison of Years Ended December 31, 2007 and 2006
Service revenue. Service revenue was $259.9 million and $195.1 million in 2007 and 2006, respectively, an increase of 33% in 2007 from 2006. Our revenue growth was primarily driven by an expansion of work with existing clients delivered from our Philippine locations which accounted for 60% of our 2007 revenue compared to 46% of our 2006 revenue.
Cost of services. Cost of services was $185.7 million and $135.7 million in 2007 and 2006, respectively. Our cost of services as a percentage of revenue was 71.4% and 69.5% during 2007 and 2006, respectively.
The absolute dollar increase in cost of services in 2007 over 2006 was primarily to support the 33% increase in service revenue in 2007 over 2006. The 2% increase in cost of services as a percentage of revenue was primarily due to the significant strengthening of the Philippine peso compared to the U.S. dollar which resulted in an increase of approximately 4% of our total operating expenses and primarily impacting our cost of services. Because substantially all of our service revenue is denominated in U.S. dollars and 45% of expenses in 2007 compared to 35% of expenses in 2006 were denominated in Philippine pesos, the effective net costs of our services is increased as the peso strengthens against the U. S. dollar. This increase was offset for the most part by the expanded use of our lower-cost Philippine operations, which despite the strengthening peso continues to show significant cost advantages over our U.S. operations. Other increases were as a result of:
•	our investment in our global information technology resources;

•	our site expansion in the Philippines to support our revenue growth; and

•	the cost of services for our U.S. operations increasing as a percentage of revenue as a result of increased labor rates and lower utilization rates of our U.S. employees.
Selling and administrative expenses. Selling and administrative expenses were $36.2 million in 2007 and $30.0 million in 2006, an increase of 21% in 2007 over 2006. Our selling and administrative expenses were 13.9% and 15.4% of revenue in 2007 and 2006, respectively. Share-based compensation included in selling and administrative expenses was $2.4 million and $1.9 million in the years ended December 31, 2007 and 2006, respectively, which represented 1% of revenue in each of 2007 and 2006.
The absolute dollar increase in selling and administrative expenses in 2007 over 2006 was primarily due to additional salaries, wages and benefits, consulting fees and travel expenses. We hired additional personnel to support our growth and to enhance our executive team and professional staff as we expanded our Philippine operations and became a publicly traded company in the United States and the Philippines.
Selling and administrative costs decreased as a percentage of revenue due to general efficiencies gained in our sales and other corporate functions. However, we expect such expenses will increase in 2008 in absolute dollars as we add personnel to support our growth and incur additional costs related to our operation as a publicly traded company in the United States.
Depreciation and amortization. Depreciation and amortization was $15.4 million and $10.2 million in 2007 and 2006, respectively. Our depreciation and amortization expenses were 5.9% and 5.2% of revenue in 2007 and 2006, respectively. The increase in depreciation and amortization was due to continued expansion of our facilities and infrastructure to support the growth of our operations.
Income from operations; operating margin. Our income from operations was $22.6 million and $19.2 million for 2007 and 2006, respectively. Our operating margin was 8.7% and 9.9% for 2007 and 2006, respectively.
The decrease in operating margin in 2007 over 2006 was principally the result of an increase in our cost of services, which increased at a faster rate than did revenues. The operating margin was primarily impacted by the increase in cost of services due to the significant strengthening of the Philippine peso compared to the U.S. dollar. For example, in 2007 the average exchange rate used in the conversion of Philippine peso denominated expenses was 46.1 compared to 51.3 in 2006. Other decreases to the operating margin were due to:
•	our investment in our global information technology resources;

•	our site expansion in the Philippines to support our revenue growth;

•	the cost of services for our U.S. operations increasing as a percentage of revenue as a result of increased labor rates and lower utilization rates of our U.S. employees; and

•	additional salaries, wages and benefits, consulting fees and travel expenses to support our growth.

These decreases to our operating margin were partially offset by the expanded use of our lower-cost Philippine operations, which despite the strengthening peso continues to show significant cost advantages over our U.S. operations.
Interest expense and financing charges. Interest expense and financing charges consist primarily of interest expense on our revolving line of credit and two term loans. Interest expense and financing charges were $1.9 million and $5.5 million in 2007 and 2006, respectively. Interest expense and financing charges decreased significantly in 2007 compared to 2006 because of the payoff of debt from the proceeds of the initial offering.
Foreign exchange (loss) gain. Foreign exchange loss was $0.9 million and $0.7 million in 2007 and 2006 respectively. We are exposed to short-term currency fluctuations with respect to our operating expenses in the Philippines. During 2007, the Philippine peso ranged from P40.47 to P49.08 compared to the U.S. dollar.
Income tax provision (benefit). Our income tax provision (benefit) was $(1.8) million and $0.6 million in 2007 and 2006, respectively. Our 2007 income tax provision included two discrete tax adjustments totaling $3.4 million. The first benefit of $0.4 million resulted from the expiration of statue of limitations on our 2003 tax year. The second tax benefit of $3.0 million resulted from the removal of a valuation allowance on our U.S. deferred tax assets. As part of our regular reevaluation of the recoverability of our deferred tax assets, we determined the valuation allowance on U.S. deferred taxes at the end of 2007 was no longer required.
Comparison of Years Ended December 31, 2006 and 2005
Service revenue. Service revenue was $195.1 million and $152.2 million in 2006 and 2005, respectively, an increase of 28% in 2006 from 2005.
In 2006, our service revenue increased $42.9 million, or 28%, over the prior year. This increase was primarily driven by new service programs with two new and two existing clients and, to a lesser extent, our expansion of existing service programs with four existing clients. These increases were partially offset by the ramping down of service programs or our loss of clients. We declined to reduce our pricing with respect to the two largest clients we lost and another client terminated our services due to a decline in its business.
Cost of services. Cost of services was $135.7 million and $114.0 million in 2006 and 2005, respectively. Our cost of services as a percentage of revenue was 69.5% and 74.9% during 2006 and 2005, respectively.
The absolute dollar increase in cost of services in 2006 over 2005 was primarily to support the 28% increase in service revenue in 2006 over 2005. The 5% improvement in cost of services as a percentage of revenue was primarily due to an increased percentage of revenue provided by our lower-cost Philippine operations. During 2006, we also lowered our communications costs by negotiating better pricing terms with our vendors and restructuring a contract with one of our largest clients to provide for the client to pay the communications costs associated with our services.
Selling and administrative expenses. Selling and administrative expenses were $30.0 million in 2006 and $25.5 million in 2005, an increase of 18% in 2006 over 2005. Our selling and administrative expenses were 15.4% and 16.7% of revenue in 2006 and 2005, respectively.

Share-based compensation included in selling and administrative expenses was $1.9 million and $0.4 million in the years ended December 31, 2006 and 2005, respectively, which represented 1% and less than 1% of revenue in 2006 and 2005, respectively.
The absolute dollar increase in selling and administrative expenses in 2006 over 2005 was primarily due to employees we hired to support our growth and upgrade and supplement our executive team and professional staff as we prepared to become a publicly traded company in the United States. Despite the significant absolute dollar increase in selling and administrative expenses in 2006 over 2005, our selling and administrative expenses as a percentage of revenue declined over the same period primarily due to our growth in revenue outpacing the increase in our selling and administrative expenses.
Depreciation and amortization. Depreciation and amortization was $10.2 million and $8.6 million in 2006 and 2005, respectively. Our depreciation and amortization expenses were 5.2% and 5.7% of revenue in 2006 and 2005, respectively. The increase from 2005 to 2006 was primarily due to expansion of available seat capacity in the Philippines.
Income from operations; operating margin. Our income from operations was $19.2 million and $4.1 million for 2006 and 2005, respectively. Our operating margin was 9.9% and 2.7% for 2006 and 2005, respectively.
The increase in operating income and operating margin in 2006 over 2005 was principally due to a decrease in cost of services as a percentage of our revenue primarily arising from an increased percentage of revenue from our lower-cost Philippine operations. During 2006, we also lowered our communications costs by negotiating better pricing terms with our vendors and restructuring a contract with one of our largest clients to provide for the client to pay the communications costs associated with our services. Our operating income and operating margin also improved in 2006 over 2005 because the growth rate of our service revenue outpaced the growth rate of our selling and administrative expenses despite an absolute dollar increase of $4.5 million in our selling and administrative expenses during this period.
Interest expense and financing charges. Interest expense and financing charges consist primarily of interest expense on our revolving line of credit and two term loans. Interest expense and financing charges were $5.5 million and $4.9 million in 2006 and 2005, respectively. Interest expense and financing charges increased in 2006 compared to 2005 as a result of higher variable interest rates on our revolving line of credit and term loans, which was partially offset by a reduction in average balances.
Foreign exchange (loss) gain. Foreign exchange loss was $0.7 million and $0.6 million in 2006 and 2005, respectively. We are exposed to short-term currency fluctuations with respect to our operating expenses in the Philippines. During 2006, the Philippine peso ranged from P49.01 to P53.58 compared to the U.S. dollar.
Income tax provision. Our income tax provision was $0.6 million and $0.5 million in 2006 and 2005, respectively. Our 2006 income tax provision is comprised primarily of increases in our tax deductible goodwill deferred tax liability that are not eligible to offset the related increase in net operating losses given that our goodwill deferred tax liability has an indefinite life. In 2005, we had an income tax provision despite having an operating loss due to our establishment of a valuation allowance on our deferred tax assets. The valuation allowance was required because our United States operating results were an overall cumulative loss over the three prior years. The income tax provision in 2006 was significantly lower than the Philippine statutory rate due principally to tax holidays in the Philippines.
Liquidity and Capital Resources
We have financed our operations primarily with cash from operations, proceeds from our initial public offering in the United States, proceeds from our loan agreements and, to a lesser extent, with proceeds from the issuance of our common shares through our employee stock option program.
Net cash provided by our operating activities was $22.8 million, $22.5 million and $5.6 million in 2007, 2006 and 2005, respectively.
Cash flows from our operating activities in 2007 compared to 2006 remained constant. Increases in net income, depreciation and amortization in 2007 were offset by increases in accounts receivable and deferred taxes. The larger increase in accounts receivable was due to our revenue growth. Our depreciation and amortization increased as we continued to increase capacity.
The increase in cash flows from our operating activities in 2006 compared to 2005 was primarily a result of an increase in net income and depreciation. The increase in accounts receivable in 2006 was largely offset by the increase in accounts payable and accrued expenses while a larger increase in accounts receivable versus accounts payable and accrued expenses in 2005 reduced cash provided by operations by $3.4 million.
Net cash used in our investing activities was $38.1 million, $17.6 million and $7.7 million in 2007, 2006 and 2005, respectively. The primary use of cash in our investing activities for each year is for our purchase of property and equipment, including information technology equipment, furniture, fixtures and leasehold improvements for expansion of available seats.
Net cash provided by our financing activities was $49.7 million in 2007. Net cash used by our financing activities was $5.2 million and $0.6 million in 2006 and 2005. The significant increase in cash provided by financing activities in 2007 was primarily due to the proceeds from the public offering. We incurred $0.8 million and $3.2 million of deferred offering expenses in 2007 and 2006, respectively, which were offset against offering proceeds upon closing. In 2005, proceeds from our borrowings were approximately offset by repayments of borrowings.
We paid an aggregate of $188.0 million in cash during the year ended December 31, 2007 to satisfy our contractual obligations. Our current operating lease obligations as of December 31, 2007, which we expect to pay in 2008, consisted primarily of facilities leases and to a lesser extent equipment leases. We expect to incur $30 to $35 million in 2008 for facilities improvements and expansion based on our current estimates of our facilities requirements necessary to support the anticipated growth in our business. We believe that we will be able to finance our working capital needs and currently planned facilities improvements and expansion for at least the next 12 months from cash generated from operations, borrowings under our revolving line of credit.
Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of our spending to support the maintenance and growth of our operations, the expansion of our sales and marketing activities and the continued market acceptance of our services. As of December 31, 2007, we had an aggregate of $66.2 million in commitments to settle our contractual obligations in cash for payments due between 2008 and 2012. These long-term contractual obligations consist primarily of an aggregate of $58.3 million of operating lease obligations primarily from facilities leases and to a lesser extent equipment leases. We expect to continue to have significant capital requirements associated with the maintenance and growth of our operations, including the lease and build-out of additional facilities primarily to support an increase in the number of our customer service associates and the purchase of computer equipment and software, telecommunications equipment and furniture, fixtures and office equipment to support our operations. These additional long-term expenses may require us to seek other sources of financing, such as additional borrowings or public or private equity or debt capital. The availability of these other sources of financing will depend upon our financial condition and results of operations as well as prevailing market conditions, and may not be available on terms reasonably acceptable to us or at all.
Long-term Debt and Revolving Line of Credit
During 2007, we repaid all of our outstanding debt and modified the existing credit agreement with Wells Fargo Bank, which will expire in July 2011. Under this modified agreement, Wells Fargo agreed to extend a revolving line of credit to us in the maximum aggregate amount of $25 million, the proceeds of which shall be used to support our working capital. The Wells Fargo revolving line of credit bears interest either (i) at the Prime Rate or (ii) at the fixed rate of Libor plus 1.25%.
This credit agreement contains certain covenants which include, among other terms and conditions, limitations on our ability to create, incur, assume or permit indebtedness, dispose of assets, pay dividends, make guarantees, and acquire, consolidate, or merge with another entity. Additionally, the credit agreement also provides certain financial covenants which require us to maintain: minimum levels of earnings before interest, tax, depreciation, and amortization (EBITDA), a maximum tangible net worth ratio, and maximum capital expenditures determined on a consolidated financial statement basis. The credit agreement also provides for certain events of default, but it does not contain any subjective acceleration features and does not have any required payment or principal reduction schedules. As of December 31, 2007, we were in compliance with these covenants and we have not borrowed against this line of credit.
The credit agreement is collateralized by a continuing security interest on all rights, titles, and interests to all of our currently existing and hereafter acquired cash deposits, trade receivables, property and equipment, investment property and substantially all other assets owned by us.
Off-Balance Sheet Arrangements
As of December 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2007:

	Payments Due by Period (1)
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Capital lease obligations (2)	$148	$—	$—	$—	$148
Operating lease obligations (2)	10,111	20,214	13,102	14,829	58,256
Purchase obligations	4,917	819			5,736
Other long-term obligations:
Asset retirement obligations	477	690	852	—	2,019

Total	$15,653	$21,723	$13,954	$14,829	$66,159

(1)	Deferred taxes are excluded from the table above.

(2)	Capital and operating leases include an interest element within the commitment amount.
Recent Accounting Pronouncements
The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. A new standard that will likely impact us is discussed below.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. During the years ended December 31, 2007 and 2006, approximately 45% and 35%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. We bill substantially all of our revenue in U.S. dollars. The average exchange rate to translate pesos to U.S. dollars was 46.1. A 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce our annual expenses associated with our offshore operations in 2007 by approximately $10 million, whereas a 10% decrease in the relative value of the U.S. dollar would increase the annual cost associated with these operations by approximately $10 million. Expenses relating to our offshore operations increased in 2007 and 2006 due to increased costs associated with a higher percentage revenue generation and customer management services we delivered from our Philippine operations.
Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are incurred in Philippine pesos on a monthly basis. Based upon prior credit agreements, we were not allowed to enter into hedging contracts. Therefore, when our loans were paid off, we initiated in the third quarter of 2007 a strategy to hedge against short-term foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts that cover approximately 80% of our Philippine peso-denominated forecasted expenses for the current quarter, 60% of our forecasted peso expenses for the next quarter, 40% of our forecasted peso expenses for two quarters out and 20% of our forecasted peso expenses for three quarters out. For 2008, however, we modified the application of this strategy and have hedged approximately 90% of our forecasted 2008 Philippine peso denominated expenses. We will continue to reevaluate our hedge strategy and adjust the percentage of expenses hedged depending on certain external economic factors and indicators.
Interest Rate Sensitivity
We have no outstanding borrowings under our revolving line of credit, which has variable interest rates. These variable interest rates are affected by changes in short-term interest rates. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would not increase our annual interest expense as we repaid the entire March 31, 2007 balance of our term loans and line of credit on April 3, 2007 and have not borrowed on our existing line of credit.
Inflation Rate Sensitivity
For the years ended December 31, 2007 and 2006, approximately 45% and 35%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. The Philippines has historically experienced periods of high inflation, but the inflation rate has been below 10% since 1999. For the year ended December 31, 2007, inflation averaging 2.8% kept prices generally stable. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast-growing population and high unemployment. A reversal of these trends, increased wage pressure due to increased competition as our industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds.

Item 8. Financial Statements and Supplemental Data
The following documents are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of
eTelecare Global Solutions, Inc.
We have audited the accompanying consolidated balance sheets of eTelecare Global Solutions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eTelecare Global Solutions, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 15 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 14, 2008

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$35,129	$690
Trade and other receivables, net	47,092	30,735
Fair value of derivatives	3,529	—
Deferred offering costs	—	3,187
Prepaid expenses and other current assets	5,067	1,688

Total current assets	90,817	36,300

Non-current assets:
Property and equipment, net	55,666	34,979
Goodwill	14,425	13,833
Other intangible assets, net	1,139	2,417
Other non-current assets	4,512	1,921

Total non-current assets	75,742	53,150

Total assets	$166,559	$89,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$1,565
Trade accounts payable	6,672	9,335
Accrued and other expenses	21,935	16,671
Current portion of:
Long-term debt	—	4,000
Obligations under capital lease	145	606

Total current liabilities	28,752	32,177

Non-current liabilities:
Long-term debt, net of current portion	—	24,500
Obligations under capital lease, net of current portion	—	145
Asset retirement obligations	2,019	1,884
Other non-current liabilities	2,749	2,530

Total non-current liabilities	4,768	29,059

Commitments and contingencies

Stockholders’ equity:
Capital stock, 2 Philippine Peso ($0.04 U.S.) par value, 65,000,000 shares authorized, 28,979,218 shares outstanding at December 31, 2007 and 22,183,033 outstanding at December 31, 2006	1,129	849
Additional paid-in capital	100,702	20,948
Retained earnings	29,158	6,417
Accumulated other comprehensive income	2,050	—

Total stockholders’ equity	133,039	28,214

Total liabilities and stockholders’ equity	$166,559	$89,450

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Service revenue	$259,942	$195,118	$152,213

Cost and expenses:
Cost of services (exclusive of depreciation shown separately below)	185,715	135,709	113,997
Selling and administrative expenses	36,230	30,008	25,498
Depreciation and amortization	15,381	10,181	8,609

Total cost and expenses	237,326	175,898	148,104

Income from operations	22,616	19,220	4,109

Other income (expenses):
Interest expense and financing charges	(1,891)	(5,571)	(4,929)
Interest income	1,195	40	17
Foreign exchange loss	(843)	(683)	(570)
Other	187	(159)	125

Total other expenses	(1,352)	(6,373)	(5,357)

Income (loss) before income tax provision (benefit)	21,264	12,847	(1,248)

Income tax provision (benefit)	(1,792)	602	516

Net income (loss)	$23,056	$12,245	$(1,764)

Net income (loss) per share — basic	$0.85	$0.56	$(0.08)

Weighted average shares outstanding — basic	27,163	21,795	21,543

Net income (loss) per share — diluted	$0.79	$0.50	$(0.08)

Weighted average shares outstanding — diluted	29,325	24,535	21,543

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$23,056	$12,245	$(1,764)
Other comprehensive income:
Fair values of derivatives, net of tax	2,050	—	—

Comprehensive income (loss)	$25,106	$12,245	$(1,764)

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except number of shares)

					Accumulated
			Additional	Retained	Other
	Capital Stock		Paid-In-	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total
Balances, January 1, 2005	21,497,146	$823	$17,139	$(4,064)	$—	$13,898
Stock option exercises	252,200	9	421	—	—	430
Stock compensation expense	—	—	352	—	—	352
Net loss	—	—	—	(1,764)	—	(1,764)

Balances, December 31, 2005	21,749,346	832	17,912	(5,828)	—	12,916
Warrant exercises	400,812	16	946			962
Stock option exercises	32,875	1	102	—	—	103
Stock compensation expense	—	—	1,988	—	—	1,988
Net income	—	—	—	12,245	—	12,245

Balances, December 31, 2006	22,183,033	849	20,948	6,417	—	28,214
Cumulative effect of adoption of FIN 48	—	—	—	(315)	—	(315)
Proceeds from initial stock offering, net of $9,915 of offering costs	6,325,000	262	75,209	—	—	75,471
Stock option exercises	471,185	18	1,766	—	—	1,784
Stock compensation expense	—	—	2,420	—	—	2,420
Tax benefit of stock option exercise	—	—	359	—	—	359
Net income	—	—	—	23,056	—	23,056
Other comprehensive income	—	—	—	—	2,050	2,050

Balances, December 31, 2007	28,979,218	$1,129	$100,702	$29,158	$2,050	$133,039

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$23,056	$12,245	$(1,764)
Adjustments for:
Depreciation and amortization	15,381	10,181	8,609
Provisions for:
Doubtful accounts	194	518	134
Stock compensation costs	2,420	1,988	352
Deferred taxes	(2,630)	507	1,016
Accretion of interest on asset retirement obligations	502	168	217
Loss on disposal of assets	752	198	114
Excess tax benefits from share-based payment arrangements	(359)	—	—
Change in:
Trade and other receivables	(16,352)	(8,406)	(3,168)
Prepaid expenses and other current assets	(2,165)	(555)	(196)
Trade accounts payable	(1,292)	2,720	(1,661)
Accrued and other expenses	3,464	4,982	1,380
Other non-current assets	319	(582)	363
Other non-current liabilities	(464)	(1,492)	192

Net cash provided by operating activities	22,826	22,472	5,588

Cash Flows from Investing Activities:
Cash paid for business, net of cash acquired	(1,959)	—	(1,441)
Acquisitions of property and equipment	(34,284)	(17,577)	(6,075)
Change in:
Refundable deposits	(1,819)	—	(182)
Payments for asset retirement obligations	—	(32)	—

Net cash used in investing activities	(38,062)	(17,609)	(7,698)

Cash Flows from Financing Activities:
Proceeds from:
Revolving line of credit	157,342	191,109	167,987
Long-term debt	—	9,950	4,000
Payments for:
Revolving line of credit	(158,907)	(198,643)	(168,803)
Long-term debt	(28,500)	(3,700)	(3,000)
Obligations under capital lease	(606)	(1,479)	(1,243)
Offering costs	(756)	(3,187)	—
Debt issuance costs	(455)	(331)	—
Excess tax benefits from share-based payment arrangements	359	—	—
Proceeds from stock option and warrant exercises	1,784	1,065	430
Proceeds from public offering	79,414	—	—

Net cash provided by (used in) financing activities	49,675	(5,216)	(629)

Net increase (decrease) in cash and cash equivalents	34,439	(353)	(2,739)
Cash and cash equivalents at beginning of year	690	1,043	3,782

Cash and cash equivalents at end of year	$35,129	$690	$1,043

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Supplemental Cash Flow Information
Cash paid (refunded) during the period for:
Interest	$2,242	$5,184	$4,862
Income taxes	1,168	(861)	1,102
Supplemental information for non-cash investing activity:
Accrued capital expenditures in accounts payable	3,134	4,682	—
Asset retirement obligation recognized	675	484	—
Supplemental information for non-cash financing activities:
Property and equipment acquired under capital lease	—	—	1,097
Lease incentive obligation and deferred rent	—	52	970
Purchase price adjustments	—	—	885
Acquisition:
Fair value of assets acquired, net of cash	$3,017
Liabilities assumed	(1,058)

Cash paid, net of cash acquired	$1,959

See accompanying notes.

eTelecare Global Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except number of shares, per share data and percentages)
1. Corporation Information
eTelecare Global Solutions, Inc., formerly E-Telecare International, Inc. (the “Company”, “eTelecare” or “the Parent Company”), was incorporated in the Philippines and registered with the Philippine Securities and Exchange Commission (“the Philippine SEC”) on February 21, 2000. The Parent Company has been subject to Philippine SEC reporting requirements for listed entities since 2004. The Company voluntarily complies with the United States SEC reporting requirements under the Securities Exchange Act of 1934 applicable to U.S. domestic companies.
The Company is a provider of business process outsourcing services focusing on the complex, voice and non-voice based segment of customer care services. As of December 31, 2007, the Company had seven delivery centers in the Philippines and six delivery centers in the United States.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Parent Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions, including intercompany profits, are eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
The more significant estimates with regard to these consolidated financial statements relate to the allowance for doubtful accounts, useful lives used for depreciation and amortization of long-lived assets, assumptions used in the determination of capital stock fair value and related stock option valuation, goodwill impairment, asset retirement obligations, and valuation allowances on deferred tax assets.

Business Segment
The Company’s delivery center operations are considered one business segment for financial reporting purposes in accordance with Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s Philippine operations and its U.S. operations operate as two separate segments, but given the commonality of the business operations they comprise a single segment for financial reporting purposes.
Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
We believe we meet each of the aggregation criteria for the following reasons:
•	the sale of outsourced delivery center services is the only material source of revenue for each of our operating segments;

•	the services sold by each of our operating segments use the same standard service model;

•	the same type or class of customer utilize the services; and

•	all of our services are sold through a centralized sales force.
Concentrations of Risk
In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss.
The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends, and other information.
Revenue from significant clients over 10% for the years ended December 31, 2007, 2006 and 2005 accounted for the Company’s total revenue and accounts receivable balances at December 31, 2007 follows:

				Accounts
				Receivable
				Balance
	% of Revenues			December 31,
	2007	2006	2005	2007
Customer A	29%	42%	50%	$5,954
Customer B	22%	18%	17%	$2,846
Customer C	14%	6%	4%	$9,034
Customer D	13%	7%	0%	$1,696
The Company has significant operations in the Philippines, and is subject to risks associated with operating in the Philippines including political, social and economic instability and increased security concerns, fluctuation in currency exchange rates, and exposure to different legal standards.
Cash and Cash Equivalents
Cash includes cash on hand and in banks. Cash equivalents are short-term, highly liquid investments with remaining maturities of three months or less when acquired. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of Federal Deposit Insurance Corporation (FDIC) and Philippine Deposit Insurance Corporation (PDIC) insurance limits.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is maintained at a level considered adequate to provide for uncollectible receivables. The level of allowance is based on historical collections, write-off experience, current economic trends, changes in customer payment terms, and other factors that may affect the ability to collect payments. An evaluation of the receivables, designed to identify changes to the allowance, is performed on a continuing basis during the year using specific identification.
Property and Equipment
Property and equipment are stated at cost or fair value for assets acquired through business combinations, less accumulated depreciation, amortization, and any impairment in value.
Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	3 years or the term of the lease, whichever is shorter
Telecommunications and computer equipment	3-5 years
Computer software	3 years
Furniture, fixtures and office equipment	5 years
Asset Retirement Obligations
Under SFAS 143, Accounting for Asset Retirement Obligations, the fair value of legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development and the normal operation of a long-lived asset is required to be recognized in the period in which it is incurred. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The related asset retirement costs are capitalized as part of the carrying amount of the corresponding long-lived asset.
The Company is required either expressly under various lease agreements or through customary business practices required in certain jurisdictions to dismantle the tenant improvements and restore the leased sites to its original condition at the end of the lease contract term. The Company recognized the fair value of these obligations and capitalized the present value of these costs as part of the balance of the related property and equipment accounts, which are being depreciated on a straight-line basis over the contract periods.
Goodwill and Other Intangible Assets
Goodwill is initially measured at cost which is defined as the excess of the acquisition cost over the fair value of identifiable assets, liabilities, and contingent liabilities. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized.
Goodwill is reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. The Company’s goodwill primarily relates to the United States business segment and is evaluated for impairment during the last quarter of each fiscal year end or when indicators of impairment otherwise are presented. In performing its annual assessment management estimates the fair value of this segment of its enterprise which also represents a single reporting unit therein.
Intangible assets arising from business combinations are initially recognized at fair value at the date of acquisition. Where an intangible asset has a finite life, it is amortized over its useful life. The intangible assets with finite useful lives are reviewed whenever events or circumstances arise indicating that an impairment loss may exist. For finite life intangible assets, when the asset’s carrying amount exceeds its respective recoverable amount (based on an undiscounted cash flow analysis), an impairment charge is recorded for the excess of the carrying amount over the fair value of the asset (based on the discounted cash flow analysis).
Intangible assets are being amortized using the straight-line method over the following amortization periods beginning in May 2004:

Customer relationship	4 years
Developed technology	5 years
Customer contract	1 year
Debt Issuance Costs
Issuance costs, underwriting fees and related expenses incurred in connection with the issuance of debt instruments are deferred and amortized using the effective interest rate method over the terms of the instruments. Unamortized debt issuance costs are charged to operations when the related debt is extinguished.
Revenue Recognition
Revenue is recognized when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured. Almost all of the Company’s revenue are billed and collected in U.S. dollars given that all of its clients are based in the United States.
Service revenue is recognized as services are performed on a per subscriber, per event, per call, per participant or flat monthly fee basis using rates that are detailed in the client contract. Payments received in advance of services performed are recorded as deferred revenue. Certain contracts include performance-based criteria such as confirmed sales transactions or customer satisfaction targets. Revenue is recognized when the performance criteria are met and, therefore, the amount is known and not subject to adjustment.
Cost of Services
Cost of services consists primarily of employee-related costs associated with the services rendered on behalf of a client, as well as communication costs, information technology costs associated with providing services, facilities support, and customer management support costs related to the operation of service centers.
Leases
Leases are classified as either capital or operating in accordance with SFAS 13, Accounting for Leases. Leases which transfer substantially all the benefits and risks of ownership of the property to the Company are accounted for as capital leases. Capital lease obligations reflect the present value of future lease payments, discounted at the appropriate interest rate. All other leases are accounted for as operating leases which rental payments are expensed on a straight-line basis over the lease term.
Stock Option Plan
The Company accounts for stock options granted to employees in accordance with SFAS 123(R), Share-Based Payment, using the modified retrospective method. Employee stock options are valued at grant dates using the Black-Scholes valuation model with compensation cost recognized over the vesting period treating each separately vesting portion of an award as if it was, in substance, a multiple award.
Foreign Currency Transactions and Translation
The Company and all of its subsidiaries have a U.S. dollar functional currency because substantially all of their revenue and a significant portion of their costs are transacted in U.S. dollars. Transactions in foreign currencies are recorded in the functional currency of the Company by applying the exchange rate prevailing at the transaction date to the foreign currency amount. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period end using the balance sheet rate in effect with any foreign exchange gains or losses recorded in the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred and the Company has no direct-response advertising reported as an asset.
Income Taxes
Deferred income tax is accounted for using the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax benefits and consequences attributable to temporary differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets when it is more likely than not that the related benefits will not be realized.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, trade and other receivables, and current liabilities approximate fair values because of the short-term maturity of these instruments. The carrying amounts of the Company’s refundable deposits, capital leases and long-term debt approximate fair values as management believes they bear market interest rates.
Recently Issued Accounting Standards
The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. A new standard that will likely impact us is discussed below.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
3. Trade and Other Receivables
Trade and other receivables consist of the following at December 31:

	2007	2006
Trade	$46,697	$31,441
Other	1,387	332

	48,084	31,773
Less allowance for doubtful accounts	992	1,038

	$47,092	$30,735

A summary of additions and reductions related to the allowance for doubtful accounts is as follows:

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions (1)	End of Year
Years ended December 31:
2007	$1,038	$194	$240	$992
2006	1,521	518	1,001	1,038
2005	1,387	134	—	1,521

(1)	Deductions represent uncollected amounts written off, net of recoveries
Trade receivables and the allowance for doubtful accounts include amounts for clients that have filed for bankruptcy.
4. Deferred Offering Costs
The Company paid certain costs during 2006, such as legal and accounting fees, associated with its initial public offering (“IPO”). Upon the completion of the IPO during 2007, these costs were netted against the proceeds in shareholders’ equity.
5. Property and Equipment
Property and equipment consist of the following at December 31:

	2007	2006
Acquisition value:
Telecommunications and computer equipment	$49,204	$31,926
Leasehold improvements	16,207	10,887
Computer software	12,484	7,563
Furniture, fixtures and office equipment	10,285	5,467

	88,180	55,843
Less accumulated depreciation and amortization	36,887	24,334

	51,293	31,509
Add construction-in-progress	4,373	3,470

	$55,666	$34,979

Telecommunications and computer equipment includes the following amounts under capital leases at December 31:

	2007	2006
Acquisition value	$5,247	$5,247
Less accumulated amortization	3,706	2,889

	$1,541	$2,358

Amortization expense for assets reported under capital leases amounted to $817, $999 and $671 during the years ended December 31, 2007, 2006 and 2005, respectively.
6. Goodwill and Other Intangible Assets
Other intangible assets consist of the following at December 31:

	2007	2006
Acquisition value:
Customer relationship and contract	$3,910	$3,750
Developed technology	2,300	2,300

	6,210	6,050
Less accumulated amortization	5,071	3,633

	$1,139	$2,417

Amortization expense for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 was $1,437, $1,397 and $1,397, respectively. The estimated future intangible asset amortization expense for the years ended December 31 is as follows:

2008	$955
2009	184

$1,139

Changes in goodwill consist of the following during the years ended December 31:

	2007	2006
Beginning balance	$13,833	$13,833
Acquisition of AOL Philippines	592	—

Ending balance	$14,425	$13,833

7. Accrued and Other Expenses
Accrued and other expenses consist of the following at December 31:

	2007	2006
Accruals for:
Employee salaries, wages and benefits	$12,708	$9,343
Deferred rent and lease incentive obligations	1,435	912
Professional services	580	1,569
Communication	1,086	1,562
Deferred taxes	1,104	—
Other	2,251	1,765
Withholding and other taxes payable	2,771	1,520

	$21,935	$16,671

8. Long-term Debt and Revolving Line of Credit
In 2004, concurrent with the acquisition of its eTelecare-AZ (formerly Phase 2 Solutions, Inc.), the Company entered into a debt agreement (the “Facility”) totaling $37,500 from a consortium of foreign lenders through Wells Fargo Foothill, Inc. (“WFF”), a corporation incorporated in California, U.S.A., as the arranger and administrative agent. The Facility consisted of Term Loans A and B in the initial amount of $9,000 and $13,500, respectively, and a revolving credit line in the initial amount of up to $15,000. The proceeds of the Facility were used to fund the acquisition of eTelecare-AZ, refinance existing indebtedness of eTelecare and eTelecare-AZ, and provide for the ongoing capital requirement of the Company.
In 2005, WFF increased the maximum amount of the revolving line of credit from $15,000 to $19,000. During 2005, the amount outstanding under Term Loan B was increased from $13,500 to $17,500.
In 2006, the Facility was amended by increasing the revolving line of credit limit from $19,000 to $25,000. During 2006, the amount outstanding under Term Loan A was increased to $12,000.
In 2007, proceeds from the IPO were used to pay the remaining outstanding balances of our Term Loans A and B and our line of credit amounts of $9,700, $17,500, and $9,100 million, respectively.
In the third quarter of 2007 the Company modified the Facility with WFF and entered into a credit agreement (the “Agreement”) on July 23, 2007 with Wells Fargo Bank, National Association (“Wells Fargo”), an affiliate of WFF, which will expire in 2011. Pursuant to the terms of the Agreement, Wells Fargo agreed to extend a revolving line of credit to the

Company’s subsidiaries in the maximum aggregate amount of $25,000, the proceeds of which shall be used to support the Company’s working capital. The Agreement called for an upfront fee payment to Wells Fargo of $125.
The Wells Fargo revolving line of credit bears interest either (i) at the Prime Rate or (ii) at the fixed rate of Libor plus 1.25%. Under the Libor rate option and using a 1-Month Libor, the actual interest rates ranged from 5.95% to 6.97% for the year ended December 31, 2007. The rate at December 31, 2007 was 6.49%. As of December 31, 2007, the Company has not borrowed on the Wells Fargo revolving line.
The outstanding balance of the revolving line of credit and long-term debt consists of the following at December 31:

	2007	2006
Revolving line of credit	$—	$1,565

Long-term debt:
Term Loan B	—	17,500
Term Loan A	—	11,000

	—	28,500
Less current portion	—	4,000

	$—	$24,500

Deferred debt issuance costs, which pertain to fees and expenses incurred in obtaining the Wells Fargo revolving line of credit, totaled $735 (net of amortization totaling $458) as of December 31, 2007. Deferred debt issuance costs, which pertain to fees and expenses incurred in obtaining the Term Loans and WFF revolving line of credit, totaled $544 (net of amortization totaling $584) as of December 31, 2006. Current and non-current deferred debt issuance costs are included in the “Prepaid expenses and other current assets” and “Other non-current assets” accounts, respectively, in the consolidated balance sheet.
The Agreement contains certain covenants which include, among other terms and conditions, limitations on our ability to create, incur, assume or permit indebtedness, dispose of assets, pay dividends, make guarantees, and acquire, consolidate or merge with another entity. Additionally, the Agreement also provides certain financial covenants which require the Company to maintain: minimum levels of earnings before interest, tax, depreciation and amortization (EBITDA), a maximum tangible net worth ratio, and maximum capital expenditures determined on a consolidated financial statement basis. The Agreement also provides for certain events of default, but it does not contain any subjective acceleration features and does not have any required payment or principal reduction schedules. As of December 31, 2007, the Company was in compliance with these covenants.
The Agreement is collateralized by a continuing security interest on all rights, titles and interests to all currently existing and hereafter acquired cash deposits, trade receivables, property and equipment, investment property and substantially all other assets owned by eTelecare and its subsidiaries.

9. Leases
Obligations under Capital Leases
The Company has capital leases with various financial institutions and suppliers covering telecommunications and computer equipment for original lease periods ranging between one to five years with interest rates ranging from 3.3% to 10.3%.
The future minimum lease payments for capitalized leases are as follows at December 31, 2007:

2008	$148

Total minimum lease payments	148
Less amount representing interest	3

Present value of net minimum lease payments	145
Less current portion of obligations under capital lease	145

Long-term portion of obligations under capital lease	$—

These leases have been capitalized primarily due to bargain purchase options.
Operating Leases
The Company has a number of lease agreements covering office space and certain equipment that are accounted for as operating leases. A majority of the lease agreements for office spaces have rent escalations which increase monthly rent payments over the lease terms and provide for a renewal option under negotiated terms and conditions upon expiration. The Company records rental expense on a straight-line basis over the base, non-cancelable lease terms. Any difference between the calculated expense and amount actually paid is recognized as accrued rent. Accrued rent is reflected as current or non-current liability depending on its expected date of reversal.
Rent expense incurred under operating leases for the years ended December 31, 2007, 2006 and 2005 was $11,278, $7,400 and $6,733, respectively.
Associated with operating leases, the Company periodically receives tenant improvement allowances from lessors. The Company records the value of these improvements and amortizes the assets over the term of the lease. An offsetting obligation is recorded as a lease incentive obligation and amortized as a reduction to lease expense on a straight-line basis.
Following are the schedule of future minimum lease payments for outstanding operating lease agreements at December 31, 2007:

2008	$10,111
2009	10,683
2010	9,531
2011	8,495
2012	4,607
Thereafter	14,829

$58,256

10. Asset Retirement Obligations
The Company is required either expressly under various lease agreements or through customary business practices required in certain jurisdictions to dismantle the tenant improvements and restore the leased sites to their original condition at the end of the lease contract terms. Cost of restoration includes expected expenditures in order to dismantle the tenant improvements and restore the leased sites in the same condition as it was found at the commencement of the lease. Under Statement of Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), the fair value of legal obligations associated with the retirement of a tangible long-lived asset is required to be recognized in the period it is incurred and capitalized as part of the carrying amount of the corresponding long-lived asset.
Activity with respect to these obligations was as follows for the years ended December 31:

	2007	2006
Balance at beginning of year	$1,884	$1,264
Additions during the year	675	484
Accretion expense	502	326
Payment	—	(32)
Adjustment at retirement	(1,042)	(158)

Balance at end of year	$2,019	$1,884

Payments of asset retirement obligations were required in the amount of $-0- and $32 in 2007 in 2006, respectively. A reliable estimate of a market risk premium is not obtainable and therefore is excluded from estimating the fair value of the asset retirement obligation.
11. Non-current Liabilities
Non-current liabilities consist of the following at December 31:

	2007	2006
Accrued rent	$1,157	$1,198
Lease incentive obligations	623	1,203
Pension plan liability	452	—
Other	517	1,041

	2,749	3,442
Included in accrued and other expenses	—	912

	$2,749	$2,530

Accrued rent and lease incentive obligations arise from the accounting for leases with scheduled rent escalations and the accounting for lessor funded leasehold improvements, respectively (see Note “9. Leases”).

12. Derivatives
Although substantially all of the Company’s revenue is derived principally from client contracts that are invoiced and collected in U.S. dollars, a significant portion of the Company’s cost of services and selling and administrative expenses is incurred and paid in Philippine pesos. Accordingly, the Company’s results of operations and cash flows are affected by an increase in the value of the Philippine peso relative to the U.S. dollar, the functional and reporting currency of eTelecare and its subsidiaries. To partially hedge against currency changes between the Philippine peso and the U.S. dollar, eTelecare has implemented a hedging strategy, beginning in August 2007. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts that are expected to cover approximately 80% of Philippine peso-denominated forecasted expenses for the current quarter, 60% of the forecasted peso expenses for the next quarter, 40% of the forecasted peso expenses for two quarters out and finally, 20% of forecasted peso expenses for three quarters out. For 2008, however, we modified the application of this strategy to hedge approximately 90% of our forecasted Philippine peso-denominated expenses. We will continue to reevaluate our hedge strategy and adjust the percentage of expenses hedged depending on certain external and economic factors and indicators.
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
As of December 31, 2007, the notional amount of the outstanding derivative instruments designated for hedge accounting is summarized as follows:

	Local	U. S.	Dates
	Currency	Dollar	Contracts are
	Amount	Amount	Through
Philippine Peso	2,279,400	$51,954	Dec-08

These derivatives are classified as Fair Value of Derivatives of $3,153 and $0 as of December 31, 2007 and December 31, 2006, respectively, in the accompanying Consolidated Balance Sheets.
A total of $2,050 of deferred gains, net of tax of $1,104, on derivative instruments as of December 31, 2007 was recorded in Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheets. The Company expects that all of this deferred gain will be reclassified into earnings within the next 12 months.
For the year ended December 31, 2007, the Company recorded a gain of $517 for settled hedge contracts. This gain is reflected in Cost and Expenses in the accompanying Consolidated Statements of Operations.
The Company also entered into foreign exchange forward contracts to reduce the short-term effect of foreign currency fluctuations related to approximately $13 million of accrued liabilities that are denominated in Philippine peso. The gains and losses on these forward contracts are intended to offset the transaction gains and losses on the Philippine Peso obligations. These gains and losses are recognized in earnings as the Company elected not to classify the contracts for hedge accounting treatment. The value of these contracts was $376 as of December 31, 2007 and is recorded as a component of Fair Value of Derivatives in the accompanying Consolidated Balance Sheets. We realized $1,035 of gains on these contracts for the year ended December 31, 2007, which are recorded within Foreign Exchange Loss on the Statement of Operations.
13. Stockholder’s Equity
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
Stock Split
On September 3, 2007 (the “Effective Date”), the Company amended its Articles of Incorporation to reflect a change in the number of its authorized common shares from 130,000,000 common shares to 65,000,000 common shares to enable the Company to effect a two-for-one reverse split of the outstanding common shares.
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
All references contained in these financial statements to amounts of outstanding shares of common stock or ADSs give effect to this two-for-one reverse stock split.
14. Employee Benefits
Share-Based Payments
The Parent Company allocated a total of 15,300,000 shares under its Key Employees’ Stock Option Plan (KESOP) for issuance. The stock options typically have a term of 5 or 10 years and vest over a period of four years from the date of grant, with 25% of the grant vesting at each anniversary date. The KESOP expires on February 21, 2009.
In October 2006, the Board of Directors adopted the 2006 Stock Incentive Plan (“Plan”) which became effective as of the date of the initial offering of stock to the public outside the Philippines pursuant to a registration statement filed by the Company with the U.S. Securities and Exchange Commission. The Plan allows for awards in the form of restricted shares, stock units, and options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights.
The aggregate number of shares authorized for issuance under the Plan shall not exceed 552,795 shares, which was the number of shares remaining available for grant of awards under the KESOP on the effective date of the Plan, plus an annual increase on the first day of each fiscal year during the term of the Plan, beginning July 1, 2007, in an amount equal to the lesser of (i) 2,000,000 shares, (ii) 3% of the outstanding shares on June 30 of such fiscal year, or (iii) an amount determined by the Board. The maximum shares added through annual increases may not exceed 15,000,000 shares.
The following tables summarize information on the activity of stock options under the plan described above for the periods ended:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Shares	Share	Shares	Share	Shares	Share
Outstanding at beginning of year	5,275,950	$4.80	3,690,200	$1.86	4,078,028	$1.71
Granted	442,688	10.69	1,789,000	3.42	438,500	2.49
Exercised	(471,185)	3.79	(32,875)	1.55	(252,200)	0.85
Expired	(9,028)	4.24	—	—	—	—
Forfeited	(269,600)	7.24	(170,375)	1.68	(574,128)	1.62

Outstanding at end of year	4,968,825	$5.30	5,275,950	$2.40	3,690,200	$1.86

Exercisable at end of year	3,456,059	$4.20	3,149,325	$1.89	2,599,950	$1.81

The weighted average fair value of Company’s granted options was $5.48, $1.45 and $0.30 for the years ended December 31, 2007, 2006 and 2005, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions at December 31:

	2007	2006	2005
Expected volatility	58.8%	49.1%	53.0%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.2%	5.0%	4.2%
Expected life	6.25 years	4.1 years	5.0 years
Expected volatility was based upon stock volatility of comparable companies within the same industry as the Company.
The following table summarizes additional information about stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Shares Under	Contractual	Price Per	Shares Under	Price Per
Exercise Prices	Option	Life	Share	Option	Share
$0.50-1.25	894,000	0.71	$1.21	863,000	$1.21
$1.26-1.75	1,135,750	1.09	1.44	1,079,250	1.43
$1.76-2.75	553,875	2.68	2.47	347,000	2.47
$2.76-3.00	891,250	3.22	3.00	344,921	3.00
$3.01-5.00	766,200	1.29	3.21	751,200	3.19
$5.01-11.00	727,750	9.40	7.76	70,688	5.50

	4,968,825			3,456,059

The total intrinsic value of options exercised in 2007 and 2006 was $3,445 and $106, respectively. As of December 31, 2007, the total intrinsic value of outstanding and exercisable stock options was $16.7 million and $14.3 million, respectively. As of December 31, 2007 and December 31, 2006, the total unrecognized compensation cost related to unvested awards was $3.8 million and $3.1 million, respectively. This cost is expected to be recognized over a weighted average period of 3.4 years and 3.9 years as of December 31, 2007 and December 31, 2006, respectively.
The total amount of compensation cost for share-based payment arrangements recognized in the consolidated statements of operations was $2,420, $1,988 and $352 for the years ended December 31, 2007, 2006 and 2005, respectively.
A summary of the status of the Company’s non-vested stock options under the Company stock option plans as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant
		Date Fair
	Shares	Value
Nonvested at beginning of year	2,126,625	$0.41
Granted during the year	442,688	5.48
Vested during the year	(777,919)	0.71
Expired during the year	(9,028)	0.19
Forfeited during the year	(269,600)	1.36

Nonvested at end of year	1,512,766	$2.36

The total fair value of shares vested during 2007 was $1.1 million.
401(K) Retirement Plans
eTelecare maintains a 401(K) retirement plan, a defined contribution retirement plan, for eligible employees. Employees are eligible to participate on the first day of the month following two months of service and attaining the age of 21. Under the terms of the plan, employees are entitled to contribute from 1% to 90% of their total compensation, within limitations established by the Internal Revenue Code of United States. eTelecare will match 50% of the first 6% of each employee’s contribution and may also contribute additional amounts, all subject to a four year graded vesting schedule. The cost of employer contributions to the plan were $322, $247 and $223 for the years ended December 31, 2007, 2006 and 2005. eTelecare–US still maintains a 401 (K) plan that stopped accepting contributions effective 10/1/2007 when the new 401 (K) retirement plan covering all eligible employers was implemented. This inactive plan did not contain an employer match feature. It is our intention to eventually roll the funds in the eTelecare–US plan into the new 401 (K) plan.
15. Income Taxes
Geographic sources of income (loss) before income taxes are as follows at December 31:

	2007	2006	2005
Philippines	$19,193	$15,985	$880
United States	2,071	(3,138)	(2,128)

Total	$21,264	$12,847	$(1,248)

The provision (benefit) for income taxes includes United States federal, state and local taxes, and Philippine taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

	2007	2006	2005
Current:
U. S. federal	$453	$4	$(407)
U. S. state and local taxes	—	—	(137)
Philippines	385	91	44

Total current	838	95	(500)

Deferred:
U. S. federal	$(2,012)	$452	$771
U. S. state and local taxes	(644)	55	245
Philippines	26	—	—

Total deferred	(2,630)	507	1,016

Total provision (benefit)	$(1,792)	$602	$516

We are registered with the Philippine Export Zone Authority (PEZA) as an Economic Export Enterprise under RA No. 7916, otherwise known as the Special Economic Zone Act of 1995, to develop and operate a call center business that serves overseas clients by providing customer relationship management services. As a registered enterprise, we are entitled to certain tax and nontax incentives which include, among others, tax and duty-free importations, exemption from local taxes and income tax holiday (ITH) for three, four or six years (duration depends on the type of holiday granted) from start of commercial operations with the possibility of one or two-year extensions. Our current income tax holidays expire at staggered dates through 2012. One of our delivery center sites’ income tax holiday that was expiring in the second half of 2007 was approved by PEZA in December 2007 for conversion to Pioneer holiday status, essentially allowing for an additional two years of tax holiday for that site with expiration in 2009. Our next anticipated expiring income tax holidays are in the second half of 2008 for two of our delivery center sites. We intend to apply for an extension or conversion to Pioneer holiday status prior to expiration. While no assurance can be given at present, we understand it is the current practice of PEZA to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the outsourcing industry.
Under the PEZA registration, we shall be liable for a final tax in lieu of all taxes after the expiration of its ITH incentives. The final tax is computed at 5% of gross income less allowable deductions typically characterized as direct costs as defined in RA No. 7916 and shall be paid and remitted in accordance with the amendments contained in RA No. 8748 as follows:
a.	Three percent (3%) to the National Government; and

b.	Two percent (2%) to be remitted directly by the business establishments to the treasurer’s office of the municipality or city where the enterprise is located.
The statutory income tax rate of the Company was 32% until October 31, 2005 and 35% beginning November 1, 2005 for taxable income derived from nonregistered activities, or 5% on gross income (less allowable deductions) with respect to income derived from activities covered by PEZA or CSEZ registration. Accordingly, the statutory income tax rate on nonregistered activities for 2007, 2006 and 2005 was 35.0%, 35.0% and 32.5%, respectively. The Company had minimal taxable income from non-registered activities and minimal 5% tax on gross income incentives in the years ended December 31, 2006 and 2005. The Philippine income tax rate will vary as the revenue generating activity at each delivery center becomes taxable upon expiration of the income tax holiday applicable to that center. For the years ended December 31, 2007, 2006 and 2005, the Company estimates the benefit of the tax holidays in the Philippines to be $6,699 (or $0.23 per diluted shares), $5,555 (or $0.23 per diluted shares) and $2,580 (or $0.12 per diluted shares), respectively. eTelecare—US and eTelecare—AZ, which are taxed based on the taxable income as determined under the U.S. Tax Code, are subject to federal and state income tax rates of 34.0% and 5.0%, respectively.
The reconciliation between the Philippine statutory income tax rate and the Company’s income tax provision is as follows:

	Year Ended December 31,
	2007	2006	2005
Philippines statutory income tax rate (benefit)	35.0%	35.0%	(32.5)%
Income tax holiday on registered activity with PEZA	(31.5)	(43.2)	(22.9)
United States income taxes at different rates	2.0	8.1	(96.0)
Valuation allowance	(12.9)	4.4	192.7
Reversal of taxes previously accrued	(1.9)	—	—
Other	0.9	0.4	0.1

Total expense (benefit)	(8.4)%	4.7%	41.4%

Philippine income taxes have not been provided on the undistributed earnings of our U.S. subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. Should we elect in the future to repatriate a portion of the U.S. earnings so invested, we could incur income tax expense on such repatriation, net of any available deductions and foreign tax credits. This would result in additional income tax expense beyond the computed expected provision in such periods.
The following is a summary of the components of our deferred tax assets and liabilities at December 31:

	2007	2006
Deferred tax assets:
Net operating loss and credit carryforwards	$348	$1,469
Amortization of intangibles	1,427	1,043
Lease incentive obligations	355	469
Employee benefits	1,467	465
Deferred rent	229	274
Other	274	189

Total deferred tax assets	4,100	3,909
Valuation allowance	(210)	(2,965)

Net deferred tax assets	3,890	944
Deferred tax liabilities:
Depreciation	(863)	(944)
Amortization of goodwill	(1,272)	(901)
Foreign exchange hedging gains	(1,104)	—

Total deferred tax liabilities	(3,239)	(1,845)

Net deferred tax assets (liabilities)	$651	$(901)

Deferred tax assets and liabilities are classified on our balance sheet as follows:

	2007	2006
Prepaids and other current assets	$1,151	$—
Other non-current assets	604	—
Accrued and other expenses	(1,104)	—
Other non-current liabilities	—	(901)

	$651	$(901)

During the years ended December 31, 2007, 2006 and 2005, our valuation allowance increased (decreased) by ($2,755), $561 and $2,404, respectively. The 2007 change in the valuation allowance resulted from the reduction of the valuation allowance on U.S. deferred taxes of $3,027, offset partially by an increase in the valuation allowance in the Philippines on unrealized foreign exchange losses. During 2007, the Company re-evaluated the recoverability of our deferred tax assets and the need for a valuation allowance. Several factors related to the recoverability of our deferred tax assets including the utilization of primarily all of the U.S. federal and state net operating losses in 2007 and other positive evidence to support the removal of the U.S. valuation allowance in the fourth quarter of 2007. Additional positive evidence identified by the Company as it completed its year-end closing activities included the determination that taxable income is likely to be sustained for U.S. operations given the elimination of interest expense in 2007 from the pay down of debt with IPO proceeds and a determination that the group’s transfer pricing methodology, finalized in the fourth quarter of 2007, should continue to produce taxable income in the U.S. The release of the valuation allowance on U.S. deferred taxes provided a favorable income tax benefit in the amount of $3,027 in the fourth quarter of 2007. The valuation allowance remaining at the end of 2007 relates to Philippine deferred taxes which we believe it is more likely than not that the related benefits will not be realized. The 2006 increase in the valuation allowance was primarily due to U.S. net operating loss and credit carryforwards generated in 2006.

We estimate that U.S. federal and state net operating losses available to be carried forward approximate $-0- and $482 at December 31, 2007, $1,411 and $3,150 at December 31, 2006, and $1,500 and $2,700 at December 31, 2005, respectively, which expire in varying amounts through 2025. We also have U.S. state credit carryforwards of approximately $325 that do not expire. We anticipate that we will be able to fully utilize all of our U.S. state net operating loss and credit carryforwards.
eTelecare adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in its liability for unrecognized tax benefits of $315 which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of the adoption and after the impact of recognizing the increase in the liability noted above, the Company had recorded liabilities of $677 and has not recorded the potential tax benefit of $956 relating to unrecognized deferred tax assets. These represent the Company’s unrecognized tax benefits which total $1,633 million at December 31, 2006. In the fourth quarter of 2007, the Company recorded $556 of previously unrecorded tax benefits due to the expiration of the statute of limitations. The release had a permanent impact of $406 for the amount of unrecorded tax benefits in the payable account. The remaining $150 relate to temporary items that did not have a permanent impact because they were offset by the valuation allowance during 2007. Our unrecognized tax benefits at December 31, 2007 relate to Philippines, US, and state jurisdictions.
The following table summarizes the activity related to our unrecognized tax benefits:

Balance at January 1, 2007	$1,633
Increases related to current year tax positions	283
Increases related to prior year tax positions	98
Expiration of the statute of limitations for the assessment of taxes	(556)
Settlements with tax authorities	—

Balance at December 31, 2007	$1,458

The entire amount of unrecognized tax benefits at December 31, 2007 would, if recognized, reduce our annual tax expense. The Company anticipates $848 of the December 31, 2007 balance will be recognized in the next 12 months due to expiration of the statute of limitations.
eTelecare recognized potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has $184, and $258 of accrued interest and penalties related to uncertain tax positions at December 31, 2007 and December 31, 2006 respectively which are included as a component of the total unrecognized tax benefit balance in 2007 and 2006 of $1,458 and $1,633, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision and annual effective tax rate.
The Company operates in and files income tax returns in various jurisdictions in the Philippines and the United States which are subject to examination by tax authorities. With few exceptions, the Company is no longer subject to US federal and state or Philippine income tax examinations for years before 2003. As of December 31, 2007, the Company is under income tax audit in the Philippines for our 2004 tax year. Although there can be no assurance as to the ultimate disposition, we believe that the outcome of this audit will not have a material effect on our financial condition, results of operation or cash flows.
16. Earnings per Share
The computation of basic and diluted earnings per share for the years ended December 31 is as follows:

	2007	2006	2005
Net income (loss)	$23,056	$12,245	$(1,764)

Weighted average shares:
Common shares outstanding for basic earnings per share	27,163	21,795	21,543
Equivalent shares issuable upon exercise of stock options	2,162	2,741	—

Weighted average diluted shares	29,325	24,535	21,543

Basic earnings (loss) per share	$0.85	$0.56	$(0.08)
Diluted earnings (loss) per share	$0.79	$0.50	$(0.08)
Equivalent shares issuable upon exercise of stock options exclude 517,000, 777,000 and 7,372,400 shares for the years ended December 31, 2007, 2006, and 2005, respectively, as the effect was antidilutive.
17. Geographic Operations
The following table includes certain geographic information regarding the Company’s operations. Revenue is generally attributed to the location where the services are performed.

	Year Ended December 31,
	2007	2006	2005
Revenue:
United States	$104,837	$106,183	$105,242
Philippines	155,105	88,935	46,971

Total	$259,942	$195,118	$152,213

Long-lived assets:
United States	$41,074	$34,599	$31,553
Philippines	34,668	18,551	8,599

Total	$75,742	$53,150	$40,152

18.  Acquisition of AOL Member Services-Philippines, Inc.
On September 28, 2007, eTelecare Global Solutions Inc. acquired all of the outstanding stock of AOL Member Services-Philippines, Inc. (“AOL Philippines”), a wholly owned Philippines subsidiary of AOL, a division of Time Warner Inc. AOL Philippines operates a primarily non-voice customer care and technical support delivery center near Manila to serve the email, chat and other non-voice needs of existing and potential clients.

Simultaneously with the closing of the acquisition, the Company and AOL entered into a new service agreement under which the Company will utilize the newly acquired delivery center for AOL customer support.
The acquisition of AOL Philippines has been accounted for using the purchase method. Accordingly, the purchase price is allocated to the identifiable assets and liabilities of AOL Philippines at the date of acquisition using their fair values, with the excess amount recognized as goodwill. The total acquisition cost of $2.0 million (net of $5.6 million cash acquired) includes the purchase price and transaction costs representing all incidental costs directly associated with the acquisition. The purchase price was adjusted upon completion of the September 28, 2007 balance sheet audit of AOL Philippines. The results of operations for the three months ended December 31, 2007 for AOL Philippines have been included in the Company’s financial statements.
The fair values of the acquired assets and liabilities of AOL Philippines on the acquisition date are as follows:

Cash	$5,626
Property and equipment	1,971
Goodwill	592
Customer contract	160
Other assets	294
Trade and other payables	(1,058)

Net assets acquired	$7,585

The amortization period for the customer contract is 1 year.
19. Contingencies
We are the defendant in the employment matter of James Dreyfuss vs. ETelecare Global Solutions-US, Inc. filed in the United States District Court, Southern District of New York on February 4, 2008. In the matter, James Dreyfuss, who served as our Regional Vice President of Sales, has asserted various claims, including breach of contract, for which he seeks compensatory damages in an amount to be proven at trial. Our response to this complaint is due on April 7, 2008.  While we cannot predict with certainty the outcome of the litigation, we believe the ultimate outcome of this matter will not have a material adverse impact on the financial position or our results of operations. Accordingly, no liability has been recorded in the financial statements.
The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

20. Quarterly Results of Operations (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Year Ended December 31, 2007
Service revenue	$62,110	$61,426	$65,362	$71,044
Income from operations	$7,318	$6,575	$5,197	$3,526
Net income	$5,213	$5,974	$4,842	$7,027
Basic net income per share	$0.23	$0.21	$0.17	$0.24
Diluted net income per share	$0.21	$0.19	$0.15	$0.23

Year Ended December 31, 2006
Service revenue	$41,434	$42,656	$52,230	$58,798
Income from operations	$3,203	$2,736	$6,866	$6,415
Net income	$1,713	$1,468	$4,440	$4,624
Basic net income per share	$0.08	$0.07	$0.20	$0.21
Diluted net income per share	$0.08	$0.06	$0.18	$0.19
The release of the valuation allowance on U.S. deferred taxes provided a favorable income tax benefit in the amount of $3,027 in the fourth quarter of 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table shows information about our named executive officers and directors as of March 10, 2008:

Name	Age	Position(s)
Gary Fernandes (1) (2) (3)	64	Chairman of the Board of Directors
John R. Harris	59	President, Chief Executive Officer and Director
J. Michael Dodson	47	Senior Vice President and Chief Financial Officer
Glenn J. Dispenziere	45	Senior Vice President, Sales and Marketing
David F. Palmer II	39	Senior Vice President, Global Operations
Alfredo I. Ayala	46	Director
Jaime G. del Rosario (1) (3)	54	Director
Richard N. Hamlin (1) (2)	60	Director
John-Paul Ho (3)	48	Director
Rafael Ll. Reyes (2)	39	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee
Gary J. Fernandes has served as our chairman of the board since December 2007 and as a director since March 2007. Since 1999, he has served as chairman of FLF Investments, a family business involved with the acquisition and management of commercial real estate properties and other assets. Since his retirement as vice chairman from Electronic Data Systems Corporation in 1998, he founded Convergent Partners, a venture capital fund focusing on buyouts of technology-enabled companies. In addition, from 2000 to 2001, Mr. Fernandes served as chairman and chief executive officer of GroceryWorks.com, an internet grocery fulfillment company. Mr. Fernandes serves on the board of directors of Blockbuster, Inc., Computer Associates International, Inc. and BancTec. Mr. Fernandes holds a B.A. in broadfield social science education from Baylor University.
John R. Harris has served as our president and chief executive officer since March 2006. From November 2003 to January 2004, Mr. Harris served as chief executive officer of Seven Worldwide Inc., a business process outsourcing company. From 2002 to 2003, Mr. Harris served as chief executive officer of Delinea Corporation, a business process outsourcing company. From 2000 to 2002, Mr. Harris served as chief executive officer of Exolink Corporation, a technology company. From 1973 to 1999, Mr. Harris held a variety of positions, including group vice president and corporate officer of Electronic Data Systems Corporation, or EDS, a provider of IT and BPO services. Mr. Harris currently serves on the board of directors of Answerthink Consulting, Inc., a business and technology consulting firm, Inventive Health, Premier Global Services. Mr. Harris holds a B.B.A. and a M.B.A. from West Georgia University.

J. Michael Dodson has served as our senior vice president and chief financial officer since December 2005. From May 2003 to November 2005, Mr. Dodson served as senior vice-president of administration and chief financial officer of Electro Scientific Industries, Inc. a supplier of innovative production laser systems for microengineering applications. From July 1999 to December 2002, Mr. Dodson served as chief financial officer of SpeedFam-IPEC, Inc., a developer of precision cleaning equipment and machines. Mr. Dodson holds a B.B.A. in accounting and information systems analysis and design from the University of Wisconsin-Madison.
Glenn J. Dispenziere has served as our senior vice president of sales and marketing since December 2005. From 2003 to 2005, Mr. Dispenziere served as vice president of strategic sales and business development at Witness Systems, Inc., a call center/CRM software provider. From 1997 to 2003, Mr. Dispenziere served as a partner at Accenture, a consulting company, where he specialized in CRM and call centers. Mr. Dispenziere holds a B.S. in mechanical engineering from Lehigh University and an M.B.A. in marketing and finance from the College of William & Mary.
David F. Palmer II has served as our senior vice president, global operations since August 2007. Prior to his appointment, Mr. Palmer served as the Company’s Vice President, US Operations. From August 1994 to December 2006, Mr. Palmer served in various operational positions with America Online Inc., including, most recently, Senior Vice President-International Operations and Global Outsourcing.
Alfredo I. Ayala has served as a director since February 2000. Mr. Ayala also served as our chairman of the board from February 2000 to December 31, 2007. From February 2004 to March 2006, Mr. Ayala also served as our chief executive officer. Since June 2006, Mr. Ayala has served as chief executive officer of LiveIt Solutions, Inc., a subsidiary of Ayala Corporation, which invests in the business process outsourcing sector. Since May 2006, Mr. Ayala has served as a managing director of Ayala Corporation, a holding company with investments in real estate, financial services, automotive, telecommunications, electronics and information technology, water infrastructure development and management, and international operations. From 1998 to 2004, Mr. Ayala served as chairman of SPI Technologies, Inc., a business process outsourcing firm in Asia. Mr. Ayala holds a B.A. in development studies and economics from Brown University and an M.B.A. from the Harvard Business School.
Jaime G. del Rosario has served as a director since October 2007. From 1994 to his retirement in September 2002, Jaime del Rosario served as the president and managing director of the Philippine operations of Accenture Ltd., formerly known as Andersen Consulting. Mr. del Rosario has an undergraduate degree in Industrial Engineering from the University of the Philippines and a Master’s Degree in Computer Science from the Asian Institute of Technology in Bangkok, Thailand.
Richard N. Hamlin has served as one of our directors since March 2007. Since August 2003, Mr. Hamlin has served as private consultant and investor. From July 2002 to September 2003, he served as the chief financial officer of CommerceQuest, Inc., a business process management software company. From January 2000 to June 2000, Mr. Hamlin served as a partner of KPMG Consulting. Mr. Hamlin served as an audit partner of KPMG from 1979 until January 2000, including service on KPMG’s board of directors from 1994 to 1998. Mr. Hamlin currently serves on the board of directors of Answerthink Consulting, Inc., a business and technology consulting firm, and serves as the trustee and chairman on the board of directors of Dakota, Minnesota and Eastern Railroad, a U.S. regional railroad headquartered in South Dakota. Mr. Hamlin holds a B.S. degree in accounting from Florida State University.
John-Paul Ho has served as a director since August 2006. Mr. Ho founded Crimson Investment, an international private equity firm, and has served as a partner since 1993. Mr. Ho holds a B.S. in engineering and applied sciences from Harvard University and an M.B.A. from Harvard Business School.
Rafael Ll. Reyes has served as a director since February 2004. Since June 1998, Mr. Reyes has served as Southeast Asia director/vice president of AIG Investment Corp. (Asia), a private equity investment management firm. From January 2000 to February 2004, Mr. Reyes served as a director of SPI Technologies, Inc., a BPO and IT-enabled services company. Mr. Reyes holds a B.S. in Industrial Engineering and Engineering Management and an M.S. in Industrial Engineering from Stanford University.
Board of Directors
Our board of directors currently consists of seven members. Each of Messrs. del Rosario, Fernandes, Hamlin and Reyes is an independent director as defined by the NASDAQ Stock Market listing standards set forth in Rule 4200(a)(15) adopted by the National Association of Securities Dealers.
Our directors are elected annually to serve until the next annual meeting of stockholders, until their successors are duly elected and qualified or until their earlier death, resignation, disqualification or removal. With limited exceptions, our board of directors is required to have a majority of independent directors at all times. Vacancies on the board can be filled by resolution of the board of directors if the remaining directors still constitute a quorum.
Corporate Governance
We currently comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC adopted thereunder as well as the rules of the NASDAQ Global Market. We will be required to comply with Section 404 of the Sarbanes Oxley Act of 2002 beginning in 2008. Our board periodically evaluates our corporate governance principles and policies.
Our board has adopted a code of business conduct that applies to each of our directors, officers and employees. The code addresses various topics, including:
•	compliance with laws, rules and regulations;

•	conflicts of interest;

•	insider trading;

•	corporate opportunities;

•	competition and fair dealing;

•	health and safety;

•	record keeping;

•	confidentiality;

•	protection and proper use of company assets; and

•	payments to government personnel.
Our board has also adopted a code of ethics for senior executive officers applicable to our chief executive officer, president, chief financial officer and other key management employees addressing ethical issues. The code of business conduct and the code of ethics are posted on our website at http://www.etelecare.com under the heading of “Corporate Governance”.
Board Committees
The board of directors has appointed an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board has determined that each director who serves on the Audit Committee and Compensation Committee is “independent,” as that term is defined by applicable listing standards of The NASDAQ Stock Market and Securities and Exchange Commission rules. The Board has approved a charter for each of these committees that can be found on our website at http://www.etelecare.com under the “Corporate Governance” heading.
Audit Committee. We have a separately-designated standing audit committee established in accordance with the Exchange Act. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy itself that the accountants are independent of management. Additionally, the audit committee provides oversight to our internal audit function including review of significant reports issued by our internal audit department and management’s responses to such reports. The audit committee currently consists of Messrs. del Rosario, Fernandes and Hamlin, each of whom is a non-management member of our board of directors. Mr. Hamlin is our audit committee financial expert as currently defined under Securities and Exchange Commission rules.
Compensation Committee. The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans. The current members of the compensation committee are Messrs. Fernandes, Hamlin and Reyes, each of whom is a non-management member of our board of directors.
Nominating and Corporate Governance Committee. The nominating and corporate governance committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. The current members of the nominating and governance committee are Messrs. del Rosario, Fernandes and Ho. We believe that the composition of our nominating and governance committee meets the criteria for independence under the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Global Market and the Securities and Exchange Commission rules and regulations pursuant to the initial public offering phase-in provisions provided in the current rules of the NASDAQ Global Market. Mr. Ho does not currently qualify as an independent director as defined by the NASDAQ Global Market.
Section 16(a) Beneficial Ownership Reporting Compliance
Rule 3a12-3(b) of the Securities Exchange Act of 1934 exempts from Section 16 securities registered under the Exchange Act by foreign private issuers that are eligible to use Form 20-F. As a result our executive officers and directors, and persons who own more than 10% of our securities are not required to comply with the reporting requirements under Section 16(a).
Director Nominations
A stockholder who wishes to suggest a prospective nominee for the Board of Directors should notify our Corporate Secretary in writing with any supporting material the stockholder considers appropriate. Our Bylaws provide that all nominations for election of directors by the stockholders are required to be submitted in writing to the Corporate Secretary and be received at our principal place of business at least ten working days before the date of the regular or special meeting of stockholders for the purpose of electing directors.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Company Philosophy on Compensation
The goal of our executive compensation program is to create long-term value for our shareholders. We design our compensation programs for our executive officers to serve the following purposes:
•	to reward them for short and long term financial and operating performance and leadership excellence;

•	to align their interests with those of our shareholders; and

•	to encourage them to remain with us for the long-term.
Each of our compensation program elements fulfills one or more of the performance, alignment and retention objectives.
We seek to attract, retain and motivate executives by offering total compensation that is competitive within the market in which we compete for executive and managerial talent. We believe this market is broader than the business process outsourcing market related to voice and non-voice based customer care services. Therefore, we review the compensation practices, programs and levels of our direct competitors as well as those of other business-to-business service and product providers that we believe appropriately represent the broader talent pool from which we compete for talent.
Establishing Compensation Opportunities
Our Compensation Committee is responsible for determining our executive compensation programs. To that end, our Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of our executive officers and works with management and an independent consultant, retained by the Compensation Committee, to establish our executive compensation programs.
In May 2007, the Compensation Committee retained Lyons, Benenson & Company, Inc., an independent compensation consulting firm, to assist in formalizing our compensation philosophy and developing the structure and elements of our executive compensation programs to be consistent with our comparable public company peer group. This compensation consulting firm helps us to identify and maintain a selected group of peer companies which we refer to when establishing executive compensation programs. In 2007, we determined the companies that would be included in our peer group in determining our 2008 compensation elements and amount: Accenture LTD, APAC Customer Services, Inc., Business Objects SA, Clayton Holdings, Inc., Electronic Data Systems, First Consulting Group, Fiserv, Inc., Huron Consulting Group, Inc., ICT Group, Inc., inVentiv Health, Inc., Jack Henry & Associates, Inc., JDA Software, Inc., LECG Corporation, Pegasystems Inc., PeopleSupport, Inc., Portfolio Recovery Associates, Inc., Sapient Corporation, Sykes Enterprises, Inc., and TeleTech Holdings, Inc. We intend to review this peer group annually with our consulting firm to determine its appropriateness.
We use market comparisons as one factor in making compensation decisions. Other factors considered in making individual executive compensation decisions include individual contribution and performance, reporting structure, the balance of compensation levels of our other officers in similar and more senior positions, leadership and growth potential, as well as the complexity, difficulty, scope and impact of role and responsibilities. In making decisions on the type and amount of compensation for each executive officer, we focus on both current pay and the opportunity for future compensation. We are strongly committed to the principles inherent in the concept of paying for performance. Our annual incentive program provides for higher than average compensation for performance that exceeds expectations.
Compensation Components
Our executive compensation program consists of base salary, annual bonus, long-term equity incentive compensation and other benefits. These compensation components are described in more detail below.
Base Salary
The purpose of base salary is to provide a fixed element of compensation that reflects job responsibilities, value to the company and individual performance within the context of market competitiveness.
Salaries for each of our named executive officers are determined by the Compensation Committee based on a variety of factors, including the:

•	Nature and responsibility of the position and, to the extent available, salaries paid to persons in comparable positions at comparable companies;

•	Expertise of the individual executive;

•	Competitiveness of the market for the executive’s services; and

•	Recommendations of the Chief Executive Officer, except in the case of his own compensation.
Salaries are reviewed annually, but are not automatically increased. This approach is consistent with the company’s intent of offering total compensation opportunities that are driven by the achievement of performance objectives.
In 2007, the base salaries paid to our executive officers reflected the base salary agreed upon with each executive officer at the start of his employment with us. In 2007, we did not undergo a formal review of base salaries. In April 2007, we stopped paying on behalf of our executive officers the full amount of the premiums related to certain health, dental and visions insurance benefits. As a result, we adjusted their base salaries in an amount equal to the out-of-pocket costs such executive officer would incur to pay the premiums.
In September 2007, the Compensation Committee approved the base salary for David Palmer, then Vice President, U.S. Operations, in connection with his new role as our Senior Vice President, Global Operations, which was effective as of August 13, 2007, the date of Mr. Palmer’s appointment.
In January 2008, our Compensation Committee met to review the base salaries of our executive officers for 2008. The Compensation Committee considered base salary data from our selected peer companies as well as individual performance. As a result of this review, our Compensation Committee decided to increase our executive officers’ base salaries for 2008. Our Chief Executive Officer received a base salary increase of 21% in order to align our Chief Executive Officer’s current base salary with our selected peer companies and based on a favorable evaluation of individual and company performance for 2007. The other increases ranged from 3% to 13% of each executive officer’s 2007 base salary. These increases reflected individual performance assessments as well as current compensation market conditions.
Incentive Bonus Plan
Our compensation program provides for annual bonuses that are linked to performance. The objective of the program is to compensate individuals based on the achievement of specific goals that are intended to correlate closely with the growth of shareholder value.
The incentive bonuses of our executive officers are based on a mix of overall company financial performance and individual objectives. At the outset of the fiscal year, our Compensation Committee sets overall company financial performance measures and goals for the year and the target bonus levels for each individual. After the end of the fiscal year, our Compensation Committee measures the actual individual and company-wide performance relative to the predetermined goals to determine the appropriate adjustment to the bonus and takes into account other performance considerations related to unforeseen events during the year.

2007 Incentive Bonus Plan
In 2007, our executive officers were eligible to receive a cash bonus upon the achievement of predetermined company and individual performance metrics. If the minimum financial performance criteria was not met, no cash bonus was payable. The 2007 incentive plan allows for a participant to earn an above target bonus payment for performance that exceeds expectations. In 2007, our Chief Executive Officer’s incentive bonus was based 90% on our attainment of certain financial metrics and 10% on the attainment of individual performance metrics. The incentive bonus of our other executive officers was based upon our attainment of certain financial and individual performance metrics as detailed in the table below. The performance metrics for each executive officer varied based upon their position and responsibility within the Company. Other than our Chief Executive Officer, each executive officer’s achievement of these performance metrics and amount payable as a result thereof were evaluated and decided quarterly. Our Chief Executive Officer’s incentive bonus is determined on the basis of full year performance.
The following table reflects the portion of the 2007 award that was based on Company and individual performance and the bonus amounts payable to each of our named executive officers if the performance criteria were met:

	Portion of Award Based On:		Amount Earned if Target
	Company Financial	Individual	Achievement Criteria
	Performance	Performance	Met
Chief Executive Officer	90%	10%	$175,807

Senior Vice President and Chief Financial Officer	25	75	160,068

Senior Vice President, Sales and Marketing	25	75	206,779

Senior Vice President, Global Shared Services	30	70	88,307

Senior Vice President, Global Operations (Current)	30	70	106,250

Senior Vice President, Global Operations (Former)	30	70	115,890
In 2007, upon the recommendation of our Chief Executive Officer, the Compensation Committee awarded our Senior Vice President and Chief Financial Officer, our Senior Vice President,

Global Shared Services and our former Senior Vice President, Global Operations a one time special cash performance bonus that was equal to 10% of such individuals’ base salary. The Compensation Committee awarded this bonus in light of such officer’s contribution to the Company’s strong financial performance in 2006. The Compensation Committee intends to pay cash bonuses in the future in connection with an annual plan adopted at the start of each year but may consider one time bonus payments to the extent extraordinary company or individual performance is achieved.
2008 Incentive Plan
In December 2007, we approved a 2008 annual cash incentive plan effective on January 1, 2008 pursuant to which our executive officers are eligible to receive a cash bonus based upon the achievement of certain Company and individual specific performance goals for 2008. Our Compensation Committee established these target percentages in an effort to align our executive officers’ annual bonus with our selected peer companies identified above. The actual cash bonus amounts payable can range from no bonus if certain minimum performance criteria are not met to 150% of the target bonus to the extent performance goals are exceeded. The table below outlines the bonus opportunities of our executive officers upon the achievement of certain performance levels and the portion of each award that is to be based on Company performance and individual performance:

		Portion of Award Based On:
	Target Bonus as	Company
	a Percentage of	Financial	Individual
Position	Base Salary	Performance	Performance
Chief Executive Officer	100	100%	—

Senior Vice President	60	80%	20%
and Chief Financial Officer

Senior Vice President,	100	50%	50%
Sales and Marketing

Senior Vice President,	60	80%	20%
Global Operations
We believe our executive officers’ are likely to achieve the threshold performance levels that will make them eligible to receive a cash bonus for performance in 2008. We believe the performance levels required to meet the target bonus level are challenging but achievable if we achieve our financial plan for 2008.
Under our 2008 annual incentive plan, the Compensation Committee has discretion as to whether annual bonuses for our executive officers will be paid in cash, restricted stock, restricted stock units or a combination thereof. The Committee also retains discretion to reduce the actual incentive bonus amount to be paid, or determine no bonus amount should be paid to, any named executive officer. The Committee does not have the discretion to increase bonuses under the plan for any of the named executive officers. However, the Compensation Committee may determine to grant bonuses outside of the incentive bonus plan for extraordinary performance.
Long-Term Equity Incentive Program
The Compensation Committee administers equity-based incentive awards, such as stock option grants, that are made to our executive officers under our 2006 Stock Incentive Plan. The Compensation Committee believes that by providing those persons who have substantial responsibility for our management and growth with an opportunity to increase their ownership of our stock, the interests of our stockholders and executive officers will be closely aligned. Additionally, equity compensation provides an important retention tool for key executives to the extent that stock options and other equity awards are subject to vesting over extended periods of time and provide for only a limited exercise period following termination of employment. The number and type of equity awards under our long-term equity incentive program is determined based on an evaluation of competitive factors in conjunction with total compensation provided to executive officers and the goals of the compensation program described above.
Historically, we have relied primarily on stock options to provide long-term incentive compensation. In the future, we expect to continue using stock options but may also increase our use of grants of restricted stock, restricted stock units or equity awards with performance-based vesting. We further expect that most equity award grants will be made in recognition of the achievement of outstanding performance but there may be instances in which we grant equity awards to serve our goal of retaining certain executive officers over the long-term or to attract new talent.
In 2007, we did not grant stock options to any of our executive officers. In May 2007, the Compensation Committee granted our Chief Executive Officer and Chief Financial Officer 22,200 and 14,800 restricted stock units, respectively, that vest quarterly over two years. The Compensation Committee made these grants in recognition of these officers’ efforts in the completion of our initial public offering.
Deferred Compensation Plans. The Compensation Committee approved a Deferred Compensation Plan for members of its Board of Directors, executives, and other highly compensated members of management located in the United States. This Plan allows eligible participants to defer the receipt of wages or cash retainer and for employee participants to receive matching funds. Matching dollars will vest over a four year period at a rate of 25% per year and are capped at 3% of earnings a year, up to $230,000 in 2008. The matching contributions paid under our 401(k) Plan are included when calculating the maximum matching payments to be made under our Deferred Compensation Plan.
Post-employment/Change of Control Payments. Our executive officers are parties to employment agreements and offer letters, as described below in the section entitled “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.” Our change of control arrangements provide important protection to our named executive officers and we believe are consistent with the practices of our peer companies and appropriate for attraction and retention of executive talent. In 2007, we paid our Senior Vice President, Global Operations $61,129 in severance payments in connection with his termination of employment. Such payments were not payable under the terms of his change-in-control agreement. They were made as a result of negotiations between the parties in connection with his departure from the Company.

These employment agreements and offer letters provide for severance payments and acceleration of vesting of equity-based awards upon termination of employment under the circumstances described below under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”
We have no current plans to make changes to any employment agreements or offer letters, except as required by law or as required to clarify the benefits to which our executive officers are entitled. These agreements are designed both to attract executives as we compete for talented employees in a marketplace where such protections are routinely offered and to retain executives and provide continuity of management in the event of an actual or threatened change in control. As circumstances change, we may amend employment arrangements if we deem it to be in our best interest and the interests of our shareholders.
Other supplemental benefits.
With limited exceptions, we provide benefits to our executive officers that are similar to those benefits provided to our full-time employees, such as medical, dental and vision care insurance coverage, and our 401(k) and life and disability insurance programs. These benefits are designed to provide our executive officers and eligible employees a competitive total compensation package that enables us to attract and retain qualified personnel. In addition, we have in the past, paid relocation expenses of our executive officers and we may pay such expenses in the future to attract new talent.
2007 Summary Compensation Table
The following table sets forth information regarding compensation for services rendered to eTelecare during the year ended December 31, 2007 by our named executive officers who received annual compensation exceeding $100,000 during such period.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
				Awards ($)	Awards ($)	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	(1)	(1)	($)	($)		Total ($)
John R. Harris Chief Executive Officer & Director	2007	351,180	—	110,211	327,403	119,021	4,366	(3)	912,181
J. Michael Dodson Senior Vice President and Chief Financial Officer	2007	264,955	26,000	73,474	20,530	88,512	2,941	(2)	476,412
Glenn J. Dispenziere Senior Vice President, Sales and Marketing	2007	204,954	—	—	73,959	160,277	1,569	(2)	440,759
David F. Palmer II Senior Vice President, Global Operations	2007	247,115	—	—	212,149	55,685	48,561	(3)	563,510
Vivek Padmanabhan (4) Senior Vice President, Global Shared Services	2007	176,180	17,500	—	53,436	48,678	170	(2)	295,964
Einar Seadler (5) Senior Vice President, Global Operations	2007	158,638	22,500	—	161,505	31,669	152,207	(6)	526,519

(1)	Amounts listed in this column represent the compensation expense of option awards recognized by the Company, before forfeitures, under FAS 123R for the 2007 fiscal year, rather than amounts paid to or realized by the named individual, and includes expense recognized for awards granted prior to 2007. Please refer to Note 14 to our consolidated financial statements for the underlying assumptions for this expense. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense recognized by the Company.

(2)	Represents life insurance premiums paid by us.

(3)	Represents life insurance premiums paid by us in the amounts of $3,044 and $166 for Messrs. Harris and Palmer, respectively. Also represents amounts reimbursed for relocation costs of $1,322 and $48,395 for Messrs. Harris and Palmer, respectively.

(4)	Mr. Padmanabhan resigned in January 2008.

(5)	Mr. Seadler resigned in August 2007.

(6)	Other compensation represents severance payments of $61,129 paid in 2007 and the remainder of which will be paid in 2008. The amount also includes life insurance premiums paid by us of $659.
Change-in-Control Arrangements
The following summarizes our change-in-control arrangements with our named executive officers. The Compensation Committee may in its discretion revise, amend or add to these benefits if it deems advisable.
John Harris.
Subject to the terms and conditions of the change-of-control agreements, if at any time within twenty-four months after a change in control of us, Mr. Harris terminates his employment due to a reduction, without his consent, of his current title, authority, duties, position or responsibilities; a reduction, without his consent, of his current base salary or maximum potential bonus; or the relocation, without his consent, of his current principal place of employment to location more than 30 miles (Good Reason) or we terminate Mr. Harris’ employment for any reason other than for Cause or as a result of death or permanent disability, and he signs and does not revoke a standard release of claims with us, then Mr. Harris is entitled to the following severance benefits:
•   Severance Payments. Mr. Harris will be paid severance in a single lump sum an amount in cash equal to two times the higher of (a) his annual base salary prior to termination or (b) his annual base salary prior to the change in control of us.
•   Accelerated Vesting. One hundred percent of the unvested shares subject to all of Mr. Harris’ outstanding rights to purchase or receive shares of our common stock (including, without limitation, through awards of stock options, restricted stock units or similar awards) will immediately vest as of the date of termination and will remain exercisable for a period of twelve months after the date of termination.
•   Continued Health Benefits. For twenty-four months after date of termination, Mr. Harris and his dependants will receive life, medical, long-term disability and dental insurance benefits from us.
We believe that structuring Mr. Harris’ severance benefits in this fashion encourages his retention, rewards him for his individual contribution, loyalty, teamwork and integrity, and motivates him to achieve returns for our stockholders.
J. Michael Dodson Mr. Dodson’s change of control agreement provides for the same severance and change of control agreements as John Harris. Please see the description above.
Glen Dispenziere If at any time within twelve months after a change in control of us, Mr. Dispenziere is terminated for Good Reason or we terminate Mr. Dispenziere for any reason other than for Cause or as a result of death or permanent disability, and Mr. Dispenziere signs and does not revoke a standard release of claims with us, then he is entitled to the following severance benefits:

•   Severance Payments in a single lump sum an amount in cash equal to one times the higher of (a) his annual base salary prior to termination or (b) his annual base salary prior to the change in control of us.
•   One hundred percent of the unvested shares subject to all of his outstanding rights to purchase or receive shares of our common stock (including, without limitation, through awards of stock options, restricted stock units or similar awards) will immediately vest as of the date of termination and will remain exercisable for a period of twelve months after the date of termination.
•   For twelve months after his date of termination, Mr. Dispenziere and his dependants will receive life, medical, long-term disability and dental insurance benefits from us.
David Palmer. Mr. Palmer’s change of control agreement provides for the same serverance and change of control agreements as John Harris. Please see the description above.
2007 Grants of Plan-Based Awards

					All Other	All Other
					Stock	Option	Exercise
					Awards:	Awards:	or Base	Grant Date
		Estimated Future Payments under			Number of	Number of	Price of	Value of
		Non-Equity Incentive Plan Awards			Shares of	Options	Option	Stock
		(1) (2)			Stock or	Underlying	Awards	Options and
	Grant	Threshold	Target	Maximum	Units	Securities	($/Sh)	Awards ($)
Name	Date	($)	($)	($)	(#) (3)	(#) (4)	(5)	(6)
John R. Harris	5/16/2007				22,200	—	—	110,211
		87,904	175,807	263,711

J. Michael Dodson	5/16/2007				14,800	—	—	73,474
		80,034	160,068	200,085

Glenn J. Dispenziere		103,390	206,779	413,558

David F. Palmer II	1/15/2007	—	—	—	—	50,000	11.00	150,000
	9/19/2007	—	—	—		150,000	10.49	941,573
		53,125	106,250	159,375	—	—	—	—

Vivek Padmanabhan		—	—	—	—	—	—	—

Einar Seadler		—	—	—	—	—	—	—

(1)	The target incentive amounts shown in this column reflect our 2007 incentive bonus awards originally provided under the annual incentive plan for 2007 and represent the pre-established target awards as a percentage of base salary for the 2007 fiscal year, with the potential for actual awards under the plan to either exceed or be less than such funding target depending upon pre-determined performance criteria. Actual award amounts are not guaranteed and are determined at the discretion of the Compensation Committee. For additional information, please refer to the Compensation Discussion and Analysis section.

(2)	The threshold illustrates the smallest payout that can be made if all of the pre-established performance objectives are achieved at the minimum achievement level. If the threshold level of performance is not met, no amounts will be payable under the 2007 annual incentive plan. The target is the payout that can be made if the pre-established performance objectives have been achieved at the target achievement level. The maximum is the greatest payout that can be made if the pre-established maximum performance objectives are achieved or exceeded at the outperform achievement levels.

(3)	Restricted stock units vest as to 12.5% of the total number of shares each quarter beginning August 16, 2007.

(4)	Options listed vest as to 25% of the total number of shares on each anniversary date beginning one year after the grant date.

(5)	Represents the exercise price for the stock options granted, which is equal to the closing price ADSs on the Grant Date.

(6)	This column shows the full Grant Date fair value we would expense in our financial statements over the vesting period per FAS 123(R) removing the service-based vesting forfeiture assumption. The fair value is calculated using a Black-Scholes valuation methodology according to FAS 123(R). Please refer to footnote 14 of our financial statements contained in this report regarding valuation assumptions.
2007 Outstanding Equity Awards at Fiscal Year End
The following table sets forth information regarding outstanding equity-based awards, including the potential dollar amounts realizable with respect to each award.

	Option Awards
	Number of	Number of
	Securities	Securities				Stock Awards
	Underlying	Underlying		Option		Number of	Market Value of
	Unexercised	Unexercised		Exercise		Shares or Units	Shares or Units of
	Options (# )	Options (#)		Price	Option Expiration	of Stock that	Stock that have
Name	Exercisable	Unexercisable		($)	Date	have not Vested	not Vested ($) (1)
John R. Harris	323,671	467,579	(2)	6.00	3/6/2011	16,650	139,028 (4)
J. Michael Dodson	45,000	90,000	(3)	5.00	12/8/2010	11,100	92,685 (4)
Glenn J. Dispenziere	37,500	37,500	(3)	5.00	12/5/2010	—	—
	6,250	18,750	(3)	11.00	12/8/2016	—	—
David F. Palmer II	—	50,000	(3)	11.00	1/15/2017	—	—
	—	150,000	(3)	10.49	9/19/2017	—	—
Vivek Padmanabhan	7,500	2,500	(3)	4.00	1/1/2014	—	—
	15,000	5,000	(3)	4.00	7/1/2014	—	—
	5,000	15,000	(3)	11.00	12/8/2016	—	—
Einar Seadler	—	—				—	—

(1)	Market value calculated using the closing price of our ADSs on December 28, 2007.

(2)	Vests ratably every month until March 6, 2010, subject to the named executive officer’s continued employment with us.

(3)	Vests ratably starting with the first anniversary of the option and each year anniversary thereafter, subject to the named executive officer’s continued employment with us.

(4)	Vests ratably every quarter until May 16, 2009, subject to the named executive officer’s continued employment with us.
2007 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized on	Shares	Value Realized
	Acquired on	Exercise ($)	Acquired on	on Vesting ($)
Name	Exercise (#)	(1)	Vesting (#)	(2)
John R. Harris	40,000	192,800	5,550	54,917
J. Michael Dodson	45,000	261,900	3,700	36,612
Glenn J. Dispenziere	—	—	—	—
David F. Palmer II	—	—	—	—
Vivek Padmanabhan	—	—	—	—
Einar Seadler	175,000	1,252,500	—	—

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2)	Represents the difference between the exercise price and the fair market value of the common stock on the date of vesting.
REPORT OF COMPENSATION COMMITTEE
The following report has been submitted by the Compensation Committee of our Board of Directors:
The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.
The foregoing report was submitted by the Compensation Committee of the Board of Directors and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Exchange Act of 1934 .

Respectfully submitted,
/s/ Gary J. Fernandes
Gary J. Fernandes

/s/ Richard N. Hamlin
Richard N. Hamlin

/s/ Rafael LI. Reyes
Rafael LI Reyes

Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee was at any time during fiscal 2007 one of our officers or employees. None of our executive officers serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.
2007 Directors’ Compensation Table
The following table sets forth information regarding compensation for services rendered to eTelecare during the year ended December 31, 2007 by our non-employee directors:

	Fees
	Earned or	Stock	All Other
	Paid in	Awards ($)	Compensation ($)
Name	Cash (1)	(2) (3)	(4)	Total ($)
Gary Fernandes	72,000	37,692	—	109,692
Alfredo I. Ayala	48,125	37,692	776	86,593
Jaime G. del Rosario	4,000	11,035	—	15,035
Richard N. Hamlin	77,000	37,692	—	114,692
John-Paul Ho	39,000	37,692	—	76,692
Rafael Ll. Reyes	44,000	37,692	—	81,692

(1)	Directors were paid $1,000 for each board meeting and $1,000 for each committee meeting they attended as well as an annual retainer fee.

(2)	Amounts listed in this column represent the compensation expense of stock awards recognized by the Company, before forfeitures, under FAS 123R for the 2007 fiscal year, rather than amounts paid to or realized by the named individual. Please refer to Note 14 to our consolidated financial statements for the underlying assumptions for this expense. As of December 31, 2007, Messrs. Fernandes, Ayala, Hamlin, Ho and Reyes each held 3,704 of restricted stock units, of which 1,852 were vested and Mr. del Rosario held 5,010 of restricted stock units, of which none were vested.

(3)	As of December 31, 2007, Mr. Fernandes held options to purchase 40,990 of shares, which vest as to every month until January 1, 2011, Mr. Ho held options to purchase 6,260 of shares, which are fully vested and Mr. Reyes held options to purchase 10,000 of shares, which are fully vested.

(4)	Amount represents life insurance premiums paid by our Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of February 29, 2008 about the number of common shares beneficially owned by:
•	each person known to us to be the beneficial owner of more than 5% of our common shares;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.
Unless otherwise noted below, the address of each beneficial owner listed in the table is: c/o eTelecare Global Solutions, Inc., 31st Floor CyberOne Building, Eastwood City Cyberpark, Bagumbayan, Quezon City 1110, Philippines.
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common shares that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership of shares beneficially owned is based on 29,048,218 common shares outstanding on February 29, 2008. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we have deemed outstanding common shares subject to options held by that person that are currently exercisable or exercisable within 60 days of February 29, 2008. We have not deemed these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	%
5% Stockholders:
ATR-Kim Eng Securities, Inc. (1)	2,481,766	8.5%
Derek Holley (2)	2,571,472	8.6%
Entities affiliated with American International Group (3)	2,457,832	8.5%
Entities affiliated with Crimson (4)	5,609,646	19.3%
James W. Franke (5)	2,821,472	9.4%
Newbridge International Investment Ltd. (6)	6,392,550	22.0%

Named Executive Officers and Directors
Gary Fernandes (7)	15,264	*
John R. Harris (8)	441,266	1.5%
J. Michael Dodson (9)	95,550	*
Glenn J. Dispenziere (10)	45,750	*
David F. Palmer II (11)	12,750	*
Alfredo I. Ayala (12)	6,825,006	23.2%
Jaime G. del Rosario (13)	2,505	*
Richard N. Hamlin (14)	11,205	*
John-Paul Ho (15)	5,619,602	19.3%
Rafael LI. Reyes (16)	13,705	*
All executive officers and directors as a group (10 persons) (17)	13,082,603	43.6%

*	Represents beneficial ownership of less than 1%.

(1)	All shares are held by A. Soriano Corporation, a Philippine corporation. The principal address for ATR-Kim Eng Securities, Inc. is: c/o ATR-Kim Eng Sec., Inc., 17/ F Tower One & Exch. Plaza Ayala Triangle, Makati City. Andres Soriano III has voting and dispositive power over these shares.

(2)	Includes 920,600 shares subject to options that are immediately exercisable. Also includes 1,122,722 shares held by Integrated Telecom LLC, of which Mr. Holley is a member and manager. Mr. Holley shares beneficial ownership and voting and dispositive power over the shares with James Franke, one of our directors. Either Mr. Franke or Mr. Holley may represent the 1,122,722 shares registered in the name of Integrated Telecom LLC. Mr. Holley disclaims beneficial ownership of such shares except to the extent of their pecuniary interests therein.

(3)	Includes 1,966,266 shares held by AIG Asian Opportunity Fund LP and 491,566 shares held by Philippine American Life and General Insurance Company. The principal address for Philippine American Life and General Insurance Company is: 23rd Floor, Philiamlife Tower, 8767 Paseo de Roxas, Makati City, Metro Manila 1226, Philippines. Jose L. Cuisia, Jr., the chief executive officer of Philippine American Life and General Insurance Company, has voting and dispositive power over the shares held by Philippine American Life and General Insurance Company. Mr. Cuisia disclaims beneficial ownership over these shares except to the extent of his pecuniary interest therein. The principal address for AIG Asian Opportunity Fund LP is: 15th

Floor, AIG Tower, 1 Connaught Road, Central, Hong Kong. Ada Tse, the chief executive officer of AIG Opportunity Fund LP, has voting and dispositive power over the shares held by AIG Asian Opportunity Fund LP. Ms. Tse disclaims beneficial ownership of these shares except to the extent of her pecuniary interest therein.

(4)	Includes 2,499,152 shares held by Crimson Velocity Fund Ltd., 2,181,044 shares held by Crimson Asia Capital Ltd., and 929,450 shares held by Crimson Investments Ltd. Mr. Ho, one our directors, is the founder and a managing partner of Crimson. Mr. Ho shares voting and dispositive power over these shares with Ian Morton, a partner with Crimson Investment Ltd. Mr. Ho and Mr. Morton disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. The address for each of these entities is: c/o Crimson, 13/ F, No. 109, Min Sheng E. Road, SEC 3, Taipei 105, Taiwan, ROC.

(5)	Includes 778,150 shares held in trust by the James and Michelle Franke Family Trust. Includes 1,122,722 shares held by Integrated Telecom LLC. Mr. Franke shares beneficial ownership with Derek Holley and Messrs. Frank and Holley share voting and dispositive power over the shares. Either Mr. Franke or Mr. Holley may represent the 1,122,722 shares registered in the name of Integrated Telecom LLC. Mr. Franke disclaims beneficial ownership of such shares except to the extent of their pecuniary interests therein. Also includes 920,600 shares subject to options that are immediately exercisable.

(6)	The principal address for Newbridge International Investment Ltd. is P.O. Box 173 Kingston Chambers Road, Town Tortola, British Virgin Islands. Mr. Ayala, one of our directors, shares voting and dispositive power over these shares with Renato Marzan and Ricardo Lacinto. Messrs. Ayala, Marzan and Lacinto disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(7)	Includes 870 shares subject to options and 3,261 restricted share units that are immediately exercisable and 1,740 shares subject to options and 1,892 restricted share units that are exercisable within 60 days of February 29, 2008.

(8)	Includes 358,306 shares subject to options and 8,325 restricted share units that are immediately exercisable and 34,635 shares subject to options that are exercisable within 60 days of February 29, 2008.

(9)	Includes 45,000 shares are subject to options and 5,550 restricted share units that are immediately exercisable.

(10)	Includes 43,750 shares subject to options that are immediately exercisable.

(11)	Includes 12,500 shares subject to options that are immediately exercisable.

(12)	Includes 6,392,550 shares purchased and held by Ayala Corporation through Newbridge International Investment Ltd. Mr. Ayala disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 428,750 shares subject to options and 2,778 restricted share units that are immediately exercisable and 926 restricted share units that are exercisable within 60 days of February 29, 2008.

(13)	Includes 1,252 restricted share units that are immediately exercisable and 1,253 restricted share units that are exercisable within 60 days of February 29, 2008.

(14)	Includes 2,778 shares restricted share units that are immediately exercisable and 926 restricted share units that are exercisable within 60 days of February 29, 2008.

(15)	Includes 2,499,152 shares held by Crimson Velocity Fund Ltd., 2,181,044 shares held by Crimson Asia Capital Ltd., and 929,450 shares held by Crimson Investments Ltd. Mr. Ho, a director of the Company, is the founder and a managing partner of Crimson. Mr. Ho shares voting and dispositive power over the Crimson Investments Ltd. shares with Ian Morton. Mr. Ho disclaims beneficial ownership of such shares except to the extent of their pecuniary interests therein. Also includes 6,250 shares subject to options and 2,778 restricted share units that are immediately exercisable and 926 restricted share units that are exercisable within 60 days of February 29, 2008. .

(16)	Includes 10,000 shares subject to options and 2,778 restricted share units that are immediately exercisable and 926 restricted share units that are exercisable within 60 days of February 29, 2008.

(17)	Includes 905,426 shares subject to options and 29,500 restricted share units that are immediately exercisable and 36,375 shares subject to options and 6,849 restricted share units that are exercisable within 60 days of February 29, 2008.
None of our stockholders has different voting rights from other stockholders. As of February 29, 2008, there were approximately 692 holders of our common shares, of which 26 holders representing 32.1% of our outstanding common shares had registered addresses in the United States.
Certain information required by this item concerning executive officers is set forth in Part II. Item 5. of this Report under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions and Director Independence
Director Independence
It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in our Code of Business Conduct. We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the independent and disinterested members of our board of directors or an independent and disinterested committee of the board.
Certain information required by this item concerning director independence is set forth under the caption “Board of Directors” in Part III. Item 10.
Item 14. Principle Accountant Fees and Services
The following table sets forth the aggregate fees billed or expected to be billed by Ernst & Young LLP for audit and other services rendered.

	Year ended December 31,
	2007	2006
Audit fees (1)	$390,000	$474,500
Audit-related fees (2)	412,806	941,594
Tax Services Fees (3)	—	—
All Other Fees	—	—

	$802,806	$1,416,094

(1)	Audit fees include fees billed for the audit of our annual statements, including this Annual Report on Form 10-K and services that are normally provided by the principal accountant in connection with regulatory filings.

(2)	Audit-related fees include fees billed for reviews of our quarterly financial statements, SEC registration statements, including fees related to our initial public offering of our American Depositary Shares, and fees for assurance and related services incurred in the performance of the audit of our consolidated financial statements and not reported as audit fees.

(3)	Tax services fees consist of tax compliance and consultation services.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. All of the services provided in 2007 were pre-approved.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Financial Statements
Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof.
(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.
(3) Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.
(b) Exhibits

Exhibit
Number	Description

3 .(i)	Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.(i) filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

3 .(ii)	Amendment to the Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) of the Company’s Current Report on Form 8-K filed September 7, 2007)

3 .(iii)	Amended By-laws of the Company (incorporated by reference to Exhibit 3.(ii) filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007)

4 .1	Form of Deposit Agreement among the Company, Deutsche Bank Trust Company Americas as Depositary, and the holders and beneficial owners of American Depositary Shares evidenced by American Depositary Receipts issued thereunder (incorporated by reference to Exhibit 4.1 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

4 .2	Form of Amendment No.1 to Deposit Agreement (incorporated by reference to Exhibit (a)(2) to the Company’s Form F-6 POS filed on September 12, 2007).

4 .3	Form of American Depositary Receipt (included in Exhibit 4.1).

4 .4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.3 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .1†	Amended and Restated Key Employees’ Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .2†	Amended and Restated 2006 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.2 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

Exhibit
Number	Description

10 .3	Sublease Agreement by and between the Company and Pima/ Raintree Partners, L.L.C., dated March 23, 2005 (incorporated by reference to Exhibit 10.3 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .4	Sublease Agreement by and between the Company and Social Security System dated, June 21, 2006 (incorporated by reference to Exhibit 10.4 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .5	Stock Purchase Agreement by and among eTelecare International, Inc., Phase 2 Solutions, Inc., for purposes of Section 2.4, 5.7 and 8.2(b) only, and the Shareholders of Phase 2 Solutions, Inc., dated March 31, 2004, and amendments thereto (incorporated by reference to Exhibit 10.6 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .6#	Services Agreement by and between AT&T Wireless Services, Inc. and Phase 2 Solutions, Inc., dated January 2, 2004, and Statements of Work, dated January 2, 2004 (incorporated by reference to Exhibit 10.9 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .7#	Master Services Agreement No. TH120103 by and between Cingular Wireless LLC and Phase 2 Solutions, Inc. for Contracted Call Center Services, dated February 24, 2004, and specification for Purchase Order No. 3, dated March 23, 2005 (incorporated by reference to Exhibit 10.10 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .8#	Master Service Agreement by and between eTelecare International, Inc. and Dell Product L.P., effective as of April 1, 2002, amendments and Schedule thereto (incorporated by reference to Exhibit 10.11 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .9#	Statement of Work Order No. 2 to the Master Services Agreement No. TH120103 between the Company and Cingular Wireless, LLC, dated November 1, 2006 (incorporated by reference to Exhibit 10.12 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .10	Credit Agreement between the Company, eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association, dated July 23, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .11	Revolving Line of Credit Note between eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association, dated July 23, 2007. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .12	Security Agreement between eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association, dated July 23, 2007. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .13	Continuing Guaranty between the Company and Wells Fargo Bank, National Association, dated July 23, 2007. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .14	Mortgage and Assignment Agreement between the Company and Wells Fargo Bank, National Association, dated July 23, 2007. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .15	Stock Purchase Agreement between the Company and AOL LLC, dated September 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 24, 2007)

Exhibit
Number	Description

10 .16	Purchase Order 3 between the Company and AT&T Mobility LLC (f/k/a Cingular Wireless), effective as of August 1, 2007(incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 2, 2007).

10 .17	Amendment to Purchase Order 3 between the Company and AT&T Mobility LLC (f/k/a Cingular Wireless), effective as of November 1, 2007( incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 7, 2007).

10 .18*†	Change of Control Agreement dated September 25, 2006 between the Company and John Harris

10 .19*†	Change of Control Agreement dated September 25, 2006 between the Company and J. Michael Dodson

10 .20*†	Change of Control Agreement dated September 25, 2006 between the Company and Glenn Dispenziere

10 .21*†	Change of Control Agreement dated September 14, 2007 between the Company and David Palmer.

21 .1*	List of Subsidiaries.

23 .1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24 .1*	Power of Attorney (see page 103 of this Form 10-K).

31 .1*	Rule 13a — 14(a) Certification of Chief Executive Officer.

31 .2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.

32 .1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32 .2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

#	Confidential Treatment Requested. Confidential portions of this agreement have been redacted and have been separately filed with the Securities and Exchange Commission.

†	Indicates management contract or compensatory plan or arrangement.
(c) Financial Statements and Schedules:
Reference is made to Item 15(a)(2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 14, 2008

eTELECARE GLOBAL SOLUTIONS, INC.
By:	/s/ John R. Harris
John R. Harris
President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Harris and J. Michael Dodson and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

eTELECARE GLOBAL SOLUTIONS, INC.
By:	/s/ John R. Harris
John R. Harris
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ J. Michael Dodson
J. Michael Dodson
Chief Financial Officer and Accounting Officer (Principal Financial Officer)

By:	/s/ Gary Fernandes
Gary Fernandes
Chairman of the Board of Directors

By:	/s/ Alfredo I. Ayala
Alfredo I. Ayala
Director

By:	/s/ Jaime G. Del Rosario
Jaime G. Del Rosario
Director

By:	/s/ Richard N. Hamlin
Richard N. Hamlin
Director

By:	/s/ John-Paul Ho
John-Paul Ho
Director

By:	/s/ Rafael LI. Reyes
Rafael LI. Reyes
Director

DATED: March 14, 2008

Exhibit Index

Exhibit
Number	Description

3 .(i)	Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.(i) filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

3 .(ii)	Amendment to the Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) of the Company’s Current Report on Form 8-K filed September 7, 2007)

3 .(iii)	Amended By-laws of the Company (incorporated by reference to Exhibit 3.(ii) filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007)

4 .1	Form of Deposit Agreement among the Company, Deutsche Bank Trust Company Americas as Depositary, and the holders and beneficial owners of American Depositary Shares evidenced by American Depositary Receipts issued thereunder (incorporated by reference to Exhibit 4.1 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

4 .2	Form of Amendment No.1 to Deposit Agreement (incorporated by reference to Exhibit (a)(2) to the Company’s Form F-6 POS filed on September 12, 2007).

4 .3	Form of American Depositary Receipt (included in Exhibit 4.1).

4 .4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.3 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .1†	Amended and Restated Key Employees’ Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .2†	Amended and Restated 2006 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.2 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .3	Sublease Agreement by and between the Company and Pima/ Raintree Partners, L.L.C., dated March 23, 2005 (incorporated by reference to Exhibit 10.3 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .4	Sublease Agreement by and between the Company and Social Security System dated, June 21, 2006 (incorporated by reference to Exhibit 10.4 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .5	Stock Purchase Agreement by and among eTelecare International, Inc., Phase 2 Solutions, Inc., for purposes of Section 2.4, 5.7 and 8.2(b) only, and the Shareholders of Phase 2 Solutions, Inc., dated March 31, 2004, and amendments thereto (incorporated by reference to Exhibit 10.6 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .6#	Services Agreement by and between AT&T Wireless Services, Inc. and Phase 2 Solutions, Inc., dated January 2, 2004, and Statements of Work, dated January 2, 2004 (incorporated by reference to Exhibit 10.9 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .7#	Master Services Agreement No. TH120103 by and between Cingular Wireless LLC and Phase 2 Solutions, Inc. for Contracted Call Center Services, dated February 24,

Exhibit
Number	Description

2004, and specification for Purchase Order No. 3, dated March 23, 2005 (incorporated by reference to Exhibit 10.10 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .8#	Master Service Agreement by and between eTelecare International, Inc. and Dell Product L.P., effective as of April 1, 2002, amendments and Schedule thereto (incorporated by reference to Exhibit 10.11 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .9#	Statement of Work Order No. 2 to the Master Services Agreement No. TH120103 between the Company and Cingular Wireless, LLC, dated November 1, 2006 (incorporated by reference to Exhibit 10.12 filed with Registration Statement on Form F-1 (File No. 333-141243), declared effective on March 27, 2007).

10 .10	Credit Agreement between the Company, eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association, dated July 23, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .11	Revolving Line of Credit Note between eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association, dated July 23, 2007. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .12	Security Agreement between eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Wells Fargo Bank, National Association, dated July 23, 2007. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .13	Continuing Guaranty between the Company and Wells Fargo Bank, National Association, dated July 23, 2007. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .14	Mortgage and Assignment Agreement between the Company and Wells Fargo Bank, National Association, dated July 23, 2007. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed July 26, 2007)

10 .15	Stock Purchase Agreement between the Company and AOL LLC, dated September 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 24, 2007)

10 .16	Purchase Order 3 between the Company and AT&T Mobility LLC (f/k/a Cingular Wireless), effective as of August 1, 2007(incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 2, 2007).

10 .17	Amendment to Purchase Order 3 between the Company and AT&T Mobility LLC (f/k/a Cingular Wireless), effective as of November 1, 2007( incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 7, 2007).

10 .18*†	Change of Control Agreement dated September 25, 2006 between the Company and John Harris.

10 .19*†	Change of Control Agreement dated September 25, 2006 between the Company and J. Michael Dodson.

10 .20*†	Change of Control Agreement dated September 25, 2006 between the Company and Glenn Dispenziere.

10 .21*†	Change of Control Agreement dated September 14, 2007 between the Company and David Palmer.

21 .1*	List of Subsidiaries.

23 .1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24 .1*	Power of Attorney (see page 103 of this Form 10-K).

Exhibit
Number	Description

31 .1*	Rule 13a — 14(a) Certification of Chief Executive Officer.

31 .2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.

32 .1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32 .2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

#	Confidential Treatment Requested. Confidential portions of this agreement have been redacted and have been separately filed with the Securities and Exchange Commission.

†	Indicates management contract or compensatory plan or arrangement.