Form 10-Q
period 2008-03-31
eTelecare Global Solutions, Inc.
filed 2008-05-14
CIK 1377902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
63 (2) 916 5670

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

On May 9, 2008, 29,093,464 shares of the Registrant’s common shares par value 2 Philippine Pesos ($0.04 U.S.) per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$41,924	$35,129
Trade and other receivables, net	48,694	47,092
Fair value of derivatives	—	3,529
Prepaid expenses and other current assets	4,834	5,067

Total current assets	95,452	90,817
Non-current assets:
Property and equipment, net	58,691	55,666
Goodwill	14,425	14,425
Other intangible assets, net	736	1,139
Other noncurrent assets	4,727	4,512

Total non-current assets	78,579	75,742

Total assets	$174,031	$166,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,281	$6,672
Accrued and other expenses	25,598	21,935
Fair value of derivatives	1,712	—
Current portion of:
Obligations under capital lease	47	145

Total current liabilities	36,638	28,752
Non-current liabilities:
Asset retirement obligations	2,058	2,019
Other non-current liabilities	2,668	2,749

Total non-current liabilities	4,726	4,768
Commitments and contingencies (Note 7)
Stockholders’ equity:
Capital stock, 2 Philippine Peso ($0.04 U.S.) par value, 65,000,000 shares authorized, 29,074,464 shares outstanding at March 31, 2008 and 28,979,218 outstanding at December 31, 2007	1,133	1,129
Additional paid-in capital	101,673	100,702
Retained earnings	31,029	29,158
Accumulated other comprehensive income (loss)	(1,168)	2,050

Total stockholders’ equity	132,667	133,039

Total liabilities and stockholders’ equity	$174,031	$166,559

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Service revenue	$73,247	$62,110
Cost and expenses:
Cost of services (exclusive of depreciation shown separately below)	54,160	42,535
Selling and administrative expenses	11,569	8,714
Depreciation and amortization	5,515	3,543

Total cost and expenses	71,244	54,792

Income from operations	2,003	7,318
Other income (expenses):
Interest expense and financing charges	(89)	(1,634)
Interest income	184	—
Foreign exchange gain (loss)	36	(262)
Other	(6)	183

Net other income (expenses)	125	(1,713)

Income before income tax provision	2,128	5,605
Income tax provision	257	392

Net income	$1,871	$5,213

Net income per share — basic	$0.06	$0.23

Net income per share — diluted	$0.06	$0.21

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Net income (loss)	$1,871	$5,213
Other comprehensive income:
Change in fair values of derivatives qualifying as cash flow hedges, net of tax	(3,218)	—

Comprehensive income (loss)	$(1,347)	$5,213

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except number of shares)

					Accumulated
			Additional		Other
	Capital Stock		Paid-in-	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Unaudited)

Balances, December 31, 2007	28,979,218	$1,129	$100,702	$29,158	$2,050	$133,039
Stock option exercises	95,246	4	241	—	—	245
Stock compensation expense	—	—	795	—	—	795
Net tax shortfall of stock option exercise	—	—	(65)	—	—	(65)
Net income	—	—	—	1,871	—	1,871
Other comprehensive income	—	—	—	—	(3,218)	(3,218)

Balances, March 31, 2008	29,074,464	$1,133	$101,673	$31,029	$(1,168)	$132,667

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,871	$5,213
Adjustments for:
Depreciation and amortization	5,515	3,543
Provisions for:
Doubtful accounts	149	160
Stock compensation expense	795	421
Deferred taxes	(1,330)	—
Accretion of interest on asset retirement obligations	39	41
Loss on disposal of assets	8	330
Excess tax benefits from share-based payment arrangements	(2)	—
Change in:
Trade and other receivables	(1,751)	(7,116)
Prepaid expenses and other current assets	2,270	(1,902)
Trade accounts payable	2,497	(1,343)
Accrued and other expenses	1,787	2,033
Other non-current assets	53	(676)
Other non-current liabilities	(81)	221

Net cash provided by operating activities	11,820	925

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,118)	(7,204)
Refundable deposits	(56)	—

Net cash used in investing activities	(5,174)	(7,204)

Cash Flows from Financing Activities:
Proceeds from:
Revolving line of credit	—	71,685
Payments for:
Revolving line of credit	—	(63,402)
Long-term debt	—	(1,000)
Obligations under capital lease	(98)	(221)
Offering costs	—	(290)
Excess tax benefits from share-based payment arrangements	2	—
Proceeds from stock option and warrant exercises	245	8

Net cash provided by financing activities	149	6,780

Net increase in cash and cash equivalents	6,795	501
Cash and cash equivalents at beginning of period	35,129	690

Cash and cash equivalents at end of period	$41,924	$1,191

Supplemental Cash Flow Information
Supplemental information for non-cash investing activity:
Accrued capital expenditures in accounts payable	6,160	4,003
Asset retirement obligation recognized	—	184
Supplemental information for non-cash financing activities:
Proceeds from initial stock offering		69,052

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(In thousands, except share and per share data)

1.	Basis of Presentation

Interim Financial Information

The accompanying consolidated financial statements as of March 31, 2008 and for each of the three months ended March 31, 2008 and 2007 are unaudited. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for those periods. The consolidated balance sheet information as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2007 audited financial statements filed with our annual report on Form 10-K on March 14, 2008 with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.

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

For the three months ended March 31, 2008, we had three clients that each contributed more than 10% of our revenue, including AT & T, representing 25% of our revenue, Dell, representing 19% of our revenue, and Sprint, representing 20% of our revenue.

2.	Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of March 31, 2008, the estimated annual effective tax rate for 2008 is 12%. The estimated annual effective tax rate for 2008 differs from the Philippines statutory tax rate of 35% primarily as a result of our Philippine income tax holidays, which expire at staggered dates through 2012. Our next anticipated expiring income tax holidays are in the second half of 2008 for two of our delivery center sites. We intend to apply for an extension or conversion to Pioneer holiday status prior to expiration. Although our estimated annual effective tax rate does not assume that the extension or conversion will be approved, we understand it is the current practice of the Philippine government to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the outsourcing industry. If the extensions or conversion to Pioneer holiday status of the two expiring tax holidays are approved before their expiration in the second half of 2008, our estimated annual effective tax rate for 2008 would decrease to approximately 11% at the time of Philippine governmental approval.

As of March 31, 2008, we had unrecognized tax benefits of approximately $1,500. The entire amount of unrecognized tax benefits at March 31, 2008 would, if recognized, reduce our annual tax expense. The Company anticipates approximately $800 of the March 31, 2008 balance will be recognized in the next 12 months due to expiration of the statute of limitations.

We recognize interest and penalties relating to unrecognized tax benefits in income tax expense. As of March 31, 2008, we have accrued approximately $200 of accrued interest and penalties related to uncertain tax positions at March 31, 2008 which are included as a component of the total unrecognized tax benefit of approximately $1,500.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company operates in and files income tax returns in various jurisdictions in the Philippines and the United States which are subject to examination by tax authorities. With few exceptions, the Company is no longer subject to US federal and state or Philippine income tax examinations before 2004. As of March 31, 2008, the Company was under income tax audit in the State of Arizona for our 2004-2006 years. Although there can be no assurance as to the ultimate disposition, we believe that the outcome of this audit will not have a material effect on our financial position, results of operation or cash flows.

3.	Derivatives

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

The foreign currency forward contracts that are used to hedge this exposure are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Based on the criteria established by SFAS 133, all of the Company’s cash flow hedge contracts are deemed effective. If any ineffectiveness arises, it will be recorded within Foreign Exchange Gain (Loss) on the Consolidated Statement of Operations. The derivative instrument is recorded in the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity. The settlement of these derivatives will result in reclassifications from Accumulated Other Comprehensive Income (Loss) to earnings in the period during which the hedge transaction affects earnings. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

As of March 31, 2008, the notional amount of the outstanding derivative instruments designated for hedge accounting is summarized as follows:

	Local		Dates
	Currency	U.S. Dollar	Contracts are
	Amount	Amount	Through

Philippine Peso	$3,942,750	$94,799	Mar-09

These derivatives are classified as Fair Value of Derivatives of ($1,168) and $3,153 as of March 31, 2008, and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.

A total of $1,168 of deferred losses, net of tax of $0, on derivative instruments as of March 31, 2008, was recorded in Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Balance Sheets. The Company expects that all of this deferred loss will be reclassified into earnings within the next 12 months.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements — (Continued)

For the quarter ended March 31, 2008, the Company recorded a gain of $1,791 for settled hedge contracts. This gain is reflected in Cost and Expenses in the accompanying Consolidated Statements of Operations.

The Company also entered into foreign exchange forward contracts to reduce the short-term effect of foreign currency fluctuations related to approximately $16 million of accrued liabilities that are denominated in Philippine peso. The gains and losses on these forward contracts are intended to offset the transaction gains and losses on the Philippine Peso obligations. These gains and losses are recognized in earnings as the Company elected not to classify the contracts for hedge accounting treatment. The value of these contracts was ($544) and $376 as of March 31, 2008 and December 31, 2007, respectively, and is recorded as a component of Fair Value of Derivatives in the accompanying Consolidated Balance Sheets. We realized $235 of losses on these contracts for the quarter ended March 31, 2008, which are recorded within Foreign Exchange Gain (Loss) on the Statement of Operations.

4.	Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2008.

The Company holds derivatives, which must be measured using the SFAS 157 prescribed fair value hierarchy and related valuation methodologies. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3 — Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

As of March 31, 2008, the fair value of the Company’s financial assets and liabilities was as follows:

	Level 1	Level 2	Level 3	Total

Assets:
Derivative assets		$1,123		$1,123
Liabilities:
Derivative liabilities		(2,835)		(2,835)

Valuation Methodologies

In determining the fair value of the Company’s foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot and forward currency rates, and time value. Since the Company only uses observable inputs in its valuation of its derivative assets and liabilities, they are considered Level 2.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements — (Continued)

5.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands except per share data):

	Three Months Ended March 31,
	2008	2007

Net income	$1,871	$5,213

Weighted average shares:
Common shares outstanding for basic earnings per share	29,030	22,431
Potential common shares issuable upon exercise of stock options	1,328	2,966

Weighted average diluted shares	30,358	25,397

Basic earnings per share	$0.06	$0.23
Diluted earnings per share	$0.06	$0.21

Potential common shares issuable upon exercise of stock options exclude 0.9 million and 0.7 million shares for the three months ended March 31, 2008 and 2007, respectively, as the effect was antidilutive.

6.	Stock Split

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

7.	Contingencies

We are the defendant in the employment matter of James Dreyfuss vs. ETelecare Global Solutions-US, Inc. filed in the United States District Court, Southern District of New York on February 4, 2008. In the matter, James Dreyfuss, who served as our Regional Vice President of Sales, has asserted the following claims against the company: (1) two counts of breach of contract; (2) violation of New York Labor Law Sections 190 et seq. (3) quantum merit; (4) unjust enrichment; (5) breach of covenant of good faith and fair dealing; and (6) promissory estoppel. Mr. Dreyfuss seeks compensatory damages in an amount to be proven at trial, penalties under New York Labor Law Section 198, pre- and post-judgment interest and costs and expenses for such suit, including attorney’s fees. We filed a motion to compel arbitration on April 7, 2008 which motion will be briefed by May 27, 2008. We are now in the early stages of discovery. While we cannot predict with certainty the outcome of the litigation, we believe the ultimate outcome of this matter will not have a material adverse impact on the financial position or our results of operations. Accordingly, no liability has been recorded in the financial statements.

The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements for the year-ended December 31, 2007 included in our annual report on Form 10-K previously filed with the Securities and Exchange Commission on March 14, 2008.

This report on Form 10-Q contains forward-looking statements. These statements include but are not limited to our expectations that clients are increasingly looking for vendors that provide business process outsourcing, or BPO, services from multiple locations, our anticipated growth in our business, anticipated increase in our selling and administrative expenses, our anticipated effective tax rate for 2008, the potential to obtain extensions on Philippine tax holidays, our anticipated capital expenditures in 2008, and our belief regarding the adequacy of our capital resources over the next 12 months. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to attract and retain enough sufficiently trained customer service associates and other personnel, our ability to maintain our pricing, utilize our employees and assets efficiently and maintain and improve the current mix of services that we deliver from our offshore locations, our ability to compete effectively with onshore and offshore BPO companies and with information technology companies that also offer BPO services and our ability to manage our growth effectively and maintain effective internal processes. Additional risks and uncertainties include those listed under Item 1A, “Risk Factors.” eTelecare Global Solutions, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

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

Overview

We are a leading provider of business process outsourcing, or BPO, services focusing on the complex, voice-based segment of customer care services delivered from both onshore and offshore locations. We provide a range of services including technical support, financial advisory services, warranty support, customer service, sales and customer retention. Our services are delivered from seven delivery centers in the Philippines and six delivery centers in the United States, with approximately 10,600 employees in the Philippines and approximately 2,800 employees in the United States as of March 31, 2008.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table sets forth our unaudited historical operating results, as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007

Consolidated Statements of Operations Data:
Service revenue	100.0%	100.0%
Cost and expenses:
Cost of services (exclusive of depreciation shown separately below)	73.9	68.5
Selling and administrative expenses	15.8	14.0
Depreciation and amortization	7.6	5.7

Total cost and expenses	97.3	88.2

Income from operations	2.7	11.8
Other income (expenses):
Interest expense and financing charges	(0.1)	(2.7)
Interest income	0.3	—
Foreign exchange gain	0.0	(0.4)
Other	(0.0)	0.3

Total other income (expenses)	0.2	(2.8)

Income before income tax provision	2.9	9.0
Income tax provision	0.3	0.6

Net income	2.6%	8.4%

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

We currently derive substantially all of our revenue from U.S.-based clients. We receive most of our revenue from a small number of clients, with an aggregate of approximately 81% and 84%, respectively, of our revenue from our five largest clients for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, we had three clients that each contributed more than 10% of our revenue, including AT & T, representing 25% of our revenue, Dell, representing 19% of our revenue, and Sprint, representing 20% of our revenue. We often administer multiple programs for a single client with separate contracts or statements of work that sometimes are negotiated with separate parts of the client organization, which we view as being different clients for practical purposes. For example, we perform four separate programs for AT & T for two separate AT & T business units.

	Three Months
	Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)

Service revenue	$73,247	$62,110	$11,137	18%

Our revenue growth was primarily driven by an expansion of work with existing clients delivered from our Philippine locations which accounted for 65% of our first quarter 2008 revenue compared to 54% of our first quarter 2007 revenue. For example, services performed for one of our largest clients increased to approximately 20% from 9% of our global revenue in the first quarters of 2008 and 2007, respectively, due to the expansion of services delivered from our Philippine delivery centers and with the addition of programs delivered from our U.S. delivery centers.

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

We often incur significant costs in the early stages of implementation or in anticipation of meeting a current client’s forecasted demand for our services, with the expectation that these costs will be recouped over the life of the program, thereby enabling us to achieve our targeted returns. Similarly, we may also be required to increase recruiting and training costs to prepare our customer service associates for a specific type of service. Such costs are expensed as incurred. If we undertake additional recruiting and training programs and our client terminates a program early or does not meet its forecasted demand, our operating margin could decline.

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

	Three Months
	Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)

Cost of services (exclusive of depreciation shown separately below)	$54,160	$42,535	$11,625	27%

% of revenue	74%	68%

The absolute dollar increase in cost of services in the first quarter of 2008 over the first quarter of 2007 was primarily to support the 18% increase in service revenue in the first quarter of 2008 over the first quarter of 2007. The increase in cost of services as a percentage of revenue was primarily due to the significant strengthening of the Philippine peso compared to the U.S. dollar which resulted in an increase of approximately 5% of our total operating expenses and primarily impacting our cost of services. Because substantially all of our service revenue is denominated in U.S. dollars and 54% and 39% of our cost of services in the first quarters of 2008 and 2007, respectively, were denominated in Philippine pesos, the effective net costs of our services has increased as the peso strengthens against the U.S. dollar. This increase was offset for the most part by the expanded use of our lower-cost Philippine operations, which despite the strengthening peso continues to show significant cost advantages over our U.S. operations. To a lesser extent, other increases included:

•	investment in our global information technology resources;

•	site expansion in the Philippines to support our revenue growth; and

•	the cost of services for our U.S. operations increasing as a percentage of revenue as a result of increased labor rates.

Selling and administrative expenses.  Selling and administrative expenses consist primarily of our sales and administrative employee-related expenses, sales commissions, professional fees, travel costs, marketing programs and other corporate expenses. Substantially all of our share-based compensation expense is included in selling and administrative expenses. We expect selling and administrative expenses to increase as we add personnel and incur additional fees and costs related to the growth of our business and our operation as a publicly traded company in the United States and the Philippines.

	Three Months
	Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)

Selling and administrative expenses	$11,569	$8,714	$2,855	33%

% of revenue	16%	14%

The absolute dollar increase in selling and administrative expenses in the first quarter of 2008 over the first quarter of 2007 was primarily due to additional salaries, wages and benefits, consulting fees, travel expenses, and equity compensation expenses. We hired additional personnel to support our growth and to enhance our executive team and professional staff as we expanded our Philippine operations and became a publicly traded company in the United States and the Philippines. Share-based compensation included in selling and administrative expenses was $0.8 million and $0.4 million in the three months ended March 31, 2008 and 2007, respectively, which represented 1% of revenue in both periods.

Selling and administrative costs increased as a percentage of revenue due to increases in our service delivery administrative expenses as we invested in the management teams of our centers and finance functions as we began operations as a publicly traded company in the U.S. We expect selling and administrative expenses will increase in the remaining of 2008 in absolute dollars as we add personnel to support our growth and incur additional costs related to our operation as a publicly traded company in the United States.

Impact of Foreign Currency.  As a result of our multi-shore delivery model, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. Substantially all of our revenue is denominated in U.S. dollars, but a significant amount of our expenses is denominated in Philippine pesos. In the three months ended March 31, 2008 and 2007, 51% and 37%, respectively, of our cost of services and selling and administrative expenses were denominated in the Philippine peso.

Prior to our initial public offering, our outstanding debt included covenants that prohibited the Company from entering foreign currency hedging transactions. Upon completion of the initial public offering in the first quarter of 2007, the Company used a portion of the proceeds to pay off the outstanding debt and negotiated terms that allowed foreign currency hedging. As a result, in the third quarter of 2007, we initiated a strategy to hedge against short-term foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts.

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

Our depreciation is primarily driven by large investments in capital equipment required for our continued expansion, including the build-out of seats, which we define as workstations where customer service associates generate revenue. These expenditures include tenant improvements to new facilities, furniture, information technology infrastructure, computers and software licenses and generally range from $8,000 to $12,000 per seat depending on specific client requirements. These costs are generally depreciated over a period of three to five years and are substantially the same in the United States and the Philippines. The effect of our depreciation and amortization on our operating margin is impacted by our ability to manage and utilize our seats efficiently. We seek to expand our seat capacity only after receiving contractual commitments from our clients. However, we have in the past increased our seat capacity based on forecasted demand projections from our clients, which are not contractual commitments. This has resulted in a surplus of seats, which has increased our depreciation and, to a limited extent, reduced our operating margin. As a general matter, the efficiency of our use of seats has had less of an impact on our operating margin than the efficiency of our deployment of our customer service associates.

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)

Depreciation and amortization	$5,515	$3,543	$1,972	56%

% of revenue	8%	6%

The increase in depreciation and amortization was due to continued expansion of our facilities and infrastructure to support the growth of our operations.

Income from operations; operating margin

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)

Income from operations	$2,003	$7,318	$(5,315)	(73)%

Operating margin	3%	12%

The decrease in operating margin in the first quarter of 2008 over the first quarter of 2007 was principally the result of an increase in our cost of services, which increased at a faster rate than did revenues. The operating margin was primarily impacted by the increase in cost of services due to the significant strengthening of the Philippine peso compared to the U.S. dollar. Other decreases to the operating margin were due to:

•	the investment in our global information technology resources;

•	upgrades and site expansion in the Philippines to support our revenue growth;

•	the cost of services for our U.S. operations increasing as a percentage of revenue as a result of increased labor rates; and

•	additional salaries, wages and benefits, consulting fees, travel expenses, and equity compensation charges to support our growth.

These decreases to our operating margin were partially offset by the expanded use of our lower-cost Philippine operations, which despite the strengthening peso continues to show significant cost advantages over our U.S. operations.

Other Income (Expenses).  Interest and other income (expense), net includes mainly interest income, interest expense and gains and losses on foreign currency transactions.

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)

Other income (expenses):
Interest expense and financing charges	$(89)	$(1,634)	$1,545	(95)%
Interest income	184	—	184
Foreign exchange gain (loss)	36	(262)	298	(114)%
Other	(6)	183	(189)	(103)%

Total other income (expenses)	$125	$(1,713)	$1,838	(107)%

% of revenue	0%	(3)%

Interest expense and financing charges decreased significantly in the first quarter of 2008 compared to the first quarter of 2007 because of the repayment of our debt using the proceeds of our initial public offering. Correspondently, interest income increased due to investing of the excess cash maintained from the proceeds to support future growth.

We are exposed to short-term currency fluctuations with respect to Philippine peso-denominated accrued liabilities on our balance sheet. The volatility of our foreign exchange (loss) gain relating from these fluctuations was reduced in the first quarter of 2008 due to our hedging strategy which we initiated in the third quarter of 2007. During the first quarter of 2008, the Philippine peso weakened slightly, compared to the U.S. dollar, from a rate of P41.5 at the end of December 2007 to rates ranging from P39.7 to P41.9 during the first quarter of 2008 and compared to exchange rates ranging from P46.35 to P49.08 during the first quarter of 2007.

Provision for income taxes.  For the first quarter of 2008, our effective tax rate was 12%, compared to 7% for the first quarter of 2007. The increase in the effective tax rate over the prior year results primarily from the tax benefits we received in 2007 for the one quarter of interest expense deductions we have before we repaid our debt with the proceeds of our initial public offering, as well as the 2007 utilization of net operating losses and tax credit carry-forwards from prior years.

Liquidity and Capital Resources

We have financed our operations primarily with cash from operations, proceeds from our initial public offering in the United States, proceeds from our loan agreements and, to a lesser extent, with proceeds from the issuance of our common shares through our employee stock option program.

Net cash provided by our operating activities was $11.8 million and $0.9 million during the three months ended March 31, 2008 and 2007, respectively. Cash flows from our operating activities in the first quarter of 2008 increased compared to the first quarter of 2007. Decreases in net income and increases in depreciation and amortization expenses in 2008 were offset by a smaller increase in trade and other receivables, increases in trade payables and accrued expenses, and a decrease in prepaid and other current assets.

Net cash used in our investing activities was $5.2 million and $7.2 million during the three months ended March 31, 2008 and 2007, respectively. The primary use of cash in our investing activities for each year is for our purchase of property and equipment, including information technology equipment, furniture, fixtures and leasehold improvements for expansion of available seats.

Net cash provided by our financing activities was $0.1 million in the first quarter of 2008 compared to $6.8 million in the first quarter of 2007. The significant decrease in cash provided by financing activities in 2008 primarily resulted from a reduction in the net proceeds from our revolving line of credit following our public offering.

We expect to incur $30 to $35 million in the remainder of 2008 for facilities improvements and expansion based on our current estimates of our facilities requirements necessary to support the anticipated growth in our business. We believe that we will be able to finance our working capital needs and currently planned facilities improvements and expansion for at least the next 12 months from cash balances, cash generated from operations, and borrowings under our revolving line of credit. Our available line of credit as of March 31, 2008 was $25,000.

Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of our spending to support the maintenance and growth of our operations, the expansion of our sales and marketing activities, continued market acceptance of our services, and potential merger and acquisition activities. We expect to continue to have significant capital requirements associated with the maintenance and growth of our operations, including the lease and build-out of additional facilities primarily to support an increase in the number of our customer service associates and the purchase of computer equipment and software, telecommunications equipment and furniture, fixtures and office equipment to support our operations. These additional long-term expenses may require us to seek other sources of financing, such as additional borrowings or public or private equity or debt capital. The availability of these other sources of financing will depend upon our financial condition and results of operations as well as prevailing market conditions, and may not be available on terms reasonably acceptable to us or at all.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) some of which the required implementation dates have not yet become effective. The new standards that will likely impact us are discussed below.

The Company adopted FASB SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s condensed consolidated financial statements. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Following FSP 157-2, the Company is assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements and will measure such assets and liabilities no later than the first quarter of 2009. The disclosures required by SFAS 157 are included in Note 4, “Fair Value Measurements,” to the Company’s condensed consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the additional disclosures required by SFAS 161.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. In the first quarters of 2008 and 2007, approximately 51% and 37%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines substantially all of which were paid in Philippine pesos. We bill substantially all of our revenue in U.S. dollars. The average exchange rate excluding the impact of our foreign currency hedges used to translate pesos to U.S. dollars was 40.97 during the first quarter of 2008. If we did not hedge our foreign currency exposure, a 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce our annual expenses associated with our offshore operations by approximately $13.3 million, whereas a 10% decrease in the relative value of the U.S. dollar would increase the annual cost associated with these operations by approximately $13.3 million. Expenses relating to our offshore operations increased in the first quarters of 2008 and 2007 due to increased costs associated with higher revenue generation and customer management services.

Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are incurred in Philippine pesos on a monthly basis. Based upon prior credit agreements, we were not allowed to enter into hedging contracts. Therefore, when our loans were paid off, we initiated in the third quarter of 2007 a strategy to hedge against short-term foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts. For the first quarter of 2008, we have hedged approximately 90% of our forecasted 2008 Philippine peso denominated expenses. We will continue to reevaluate our hedge strategy and adjust the percentage of expenses hedged depending on certain external economic factors and indicators.

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

Inflation Rate Sensitivity

In the first quarters of 2008 and 2007, approximately 51% and 37%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines. Although the Philippines has historically experienced periods of high inflation, the inflation rate has been below 10% since 1999. For the year ended December 31, 2007, inflation averaging 2.8% kept prices generally stable. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast-growing population and high unemployment. A reversal of these trends, increased wage pressure due to increased competition as our industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds.

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

We are the defendant in the employment matter of James Dreyfuss vs. ETelecare Global Solutions-US, Inc. filed in the United States District Court, Southern District of New York on February 4, 2008. In the matter, James Dreyfuss, who served as our Regional Vice President of Sales, has asserted the following claims against us: (1) two counts of breach of contract; (2) violation of New York Labor Law Sections 190 et seq. (3) quantum merit; (4) unjust enrichment; (5) breach of covenant of good faith and fair dealing; and (6) promissory estoppel. Mr. Dreyfuss seeks compensatory damages in an amount to be proven at trial, penalties under New York Labor Law Section 198, pre- and post-judgment interest and costs and expenses for such suit, including attorney’s fees. We filed a motion to compel arbitration on April 7, 2008 which motion will be briefed by May 27, 2008. We are now in the early stages of discovery. While we cannot predict with certainty the outcome of the litigation, we believe the ultimate outcome of this matter will not have a material adverse impact on the financial position or our results of operations.

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

We have derived and believe that we will continue to derive in the near term most of our revenue from a few major clients. We received an aggregate of approximately 81% of our revenue from our five largest clients for the three months ended March 31, 2008. We do not have long term contracts with any of our clients. Our contracts with our clients typically have a term of one year and can be terminated earlier by our clients or us without cause, typically upon 30 to 90 days’ notice. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients is likely to vary from year to year, since our contractual commitments only last one year and we usually are not the exclusive outsourced service provider for our clients. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained customer service associates to provide services to the client. Thus, a major client in one period may not provide the same level of revenue in any subsequent period. For example, in the third quarter of 2007, one of our largest clients terminated one of its significant programs with us. The loss of some or all of the business from any large client could harm our business, results of operations and financial condition.

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

Most of our clients are concentrated in the communications and technology services industries. In the three months ended March 31, 2008 and March 31, 2007, we derived 79% and 76%, respectively, of our revenue from clients in these industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes. A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could harm our business, results of operations and financial condition.

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

For the three months ended March 31, 2008 and 2007, we derived 9% and 12%, respectively, of our revenue from Vonage. Vonage has been named as a defendant in several lawsuits that relate to alleged patent infringement and may be subject to infringement claims in the future. In October 2007, Vonage entered into an agreement to settle its patent infringement litigation with each of Sprint, Verizon Services Corp. and AT & T which included aggregate cash payments by Vonage of approximately $240 million over specified terms. The recent agreements to pay up to an aggregate of $240 million combined with the potential impact of future patent litigation could materially and adversely affect Vonage’s business, results of operations and financial condition, as well as the continued viability of Vonage. In addition, Vonage has $253 million in convertible debt which can be put to Vonage in December 2008 if the terms of this debt are not otherwise amended prior to this time. On April 18, 2008, Vonage announced that it had entered into a letter of intent for additional financing to replace this debt but has not announced its completion to date. As a result of our significant client relationship with Vonage, any determination against Vonage in patent litigation, the agreement by Vonage to make large settlement payments and the maturity of its outstanding debt obligations could, in turn, harm our business, results of operations and financial condition.

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

Since we were founded in 1999, we have experienced rapid growth and significantly expanded our operations. We have seven delivery centers in the Philippines and six in the United States. The number of our employees has increased from 3,041 as of December 31, 2003 to approximately 13,400 as of March 31, 2008. In 2004, we acquired Phase 2, which contributed significantly to our growth during this period. In 2007, we added approximately 1,100 employees due to our acquisition of AOL Philippines. We have a geographically dispersed workforce with approximately 10,600 employees in the Philippines and approximately 2,800 employees in the United States as of March 31, 2008. We intend to continue expansion to pursue existing and potential market opportunities. Depending on client demand and the speed at which clients migrate our services to offshore locations, we may be required to set up more delivery locations both onshore and offshore.

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

We also face challenges in managing a geographically dispersed workforce. As of March 31, 2008, we had approximately 10,600 employees in the Philippines and approximately 2,800 employees in the United States. Our management is often required to manage employees remotely and must take into account diverse local laws and customs. If we are unable to manage our dispersed workforce and other resources effectively, our business, results of operations and financial condition could be significantly harmed.

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

Substantially all of our revenue is denominated in U.S. dollars, and a significant portion of our costs is incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar, which would increase our reported expenses. We initiated in the third quarter of 2007 a strategy to hedge against short-term foreign currency fluctuations. For 2008, we plan to hedge approximately 90% of our 2008 forecasted Philippine peso-denominated expenses using non-deliverable forward contracts that are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. While we expect that our derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be recorded immediately into earnings, which may harm our financial condition. We will continue to reevaluate our hedge strategy and adjust the percentage of expenses hedged depending on certain external economic factors and indicators. Our hedging strategy, however, may not sufficiently protect us from further strengthening of the Philippine peso, which could increase our expenses and harm our operating results. Additionally, if the U.S. dollar strengthens against the Philippine peso, our hedging strategy could reduce the potential benefits we would otherwise expect from a strengthening U.S. dollar.

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

The market price for our ADSs has been volatile. For example, in the three months ended March 31, 2008, the closing price of our ADSs ranged from a low of $5.06 on March 20, 2008 to a high of $8.84 on January 10, 2008. The market price for our ADSs could continue to be subject to wide fluctuations in response to many factors including the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1		Press release dated May 14, 2008.

*	Filed herewith

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

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

DATED: May 14, 2008