Form 10-Q
period 2008-06-30
eTelecare Global Solutions, Inc.
filed 2008-08-13
CIK 1377902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33362

eTelecare Global Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Philippines	98-0467478
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31st Floor CyberOne Building, Eastwood City, Cyberpark

Libis, Quezon City Philippines (Address of Principal Executive Offices)	1110 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

On August 12, 2008, 29,616,339 shares of the Registrant’s common shares par value 2 Philippine Pesos ($0.04 U.S.) per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34,273	$35,129
Trade and other receivables, net	56,599	47,092
Fair value of derivatives	—	3,529
Prepaid expenses and other current assets	4,801	4,646

Total current assets	95,673	90,396
Non-current assets:
Property and equipment, net	57,715	55,666
Goodwill	14,425	14,425
Other intangible assets, net	454	1,139
Other non-current assets	5,512	4,933

Total non-current assets	78,106	76,163

Total assets	$173,779	$166,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,289	$6,672
Accrued and other expenses	25,532	21,935
Fair value of derivatives	7,626	—
Current portion of:
Obligations under capital lease	4	145

Total current liabilities	40,451	28,752
Non-current liabilities:
Asset retirement obligations	1,967	2,019
Other non-current liabilities	2,636	2,749

Total non-current liabilities	4,603	4,768
Commitments and contingencies (Note 7)
Stockholders’ equity:
Capital stock, 2 Philippine Peso ($0.04 U.S.) par value, 65,000,000 shares authorized, 29,114,464 shares outstanding at June 30, 2008 and 28,979,218 outstanding at December 31, 2007	1,135	1,129
Additional paid-in capital	103,203	100,702
Retained earnings	31,674	29,158
Accumulated other comprehensive income (loss)	(7,287)	2,050

Total stockholders’ equity	128,725	133,039

Total liabilities and stockholders’ equity	$173,779	$166,559

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)

Service revenue	$75,392	$61,426	$148,639	$123,536

Cost and expenses:
Cost of services (exclusive of depreciation shown separately below)	57,491	43,242	111,651	85,777
Selling and administrative expenses	11,324	8,115	22,893	16,829
Depreciation and amortization	5,679	3,494	11,194	7,037

Total costs and expenses	74,494	54,851	145,738	109,643

Income from operations	898	6,575	2,901	13,893
Other income (expenses):
Interest expense and financing charges	(130)	(121)	(219)	(1,755)
Interest income	227	427	411	427
Foreign exchange gain (loss)	29	(422)	65	(684)
Other	(90)	(35)	(96)	148

Net other income (expenses)	36	(151)	161	(1,864)

Income before income tax provision	934	6,424	3,062	12,029
Income tax provision	289	450	546	842

Net income	$645	$5,974	$2,516	$11,187

Net income per share — basic	$0.02	$0.21	$0.09	$0.44

Net income per share — diluted	$0.02	$0.19	$0.08	$0.39

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net income	$645	$5,974	$2,516	$11,187
Other comprehensive loss:
Change in fair values of derivatives qualifying as cash flow hedges, net of tax of $0	(6,119)	—	(9,337)	—

Comprehensive income (loss)	$(5,474)	$5,974	$(6,821)	$11,187

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except number of shares)

					Accumulated
			Additional		Other
	Capital Stock		Paid-in-	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
			(Unaudited)

Balances, December 31, 2007	28,979,218	$1,129	$100,702	$29,158	$2,050	$133,039
Stock option exercises	135,246	6	370	—	—	376
Stock compensation expense	—	—	1,694	—	—	1,694
Net tax benefit of stock option exercise	—	—	437	—	—	437
Net income	—	—	—	2,516	—	2,516
Other comprehensive loss	—	—	—	—	(9,337)	(9,337)

Balances, June 30, 2008	29,114,464	$1,135	$103,203	$31,674	$(7,287)	$128,725

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,516	$11,187
Adjustments for:
Depreciation and amortization	11,194	7,037
Provisions for:
Doubtful accounts	22	151
Deferred taxes	(488)	—
Stock compensation costs	1,694	938
Accretion of interest on asset retirement obligations	(52)	117
Loss on disposal of assets	61	429
Excess tax benefits from share-based payment arrangements	(556)	—
Change in:
Trade and other receivables	(9,529)	(9,753)
Prepaid expenses and other current assets	(353)	(1,854)
Trade accounts payable	6	(5,602)
Accrued and other expenses	4,701	2,178
Fair Value of Derivatives	714	—
Other non-current assets	94	(1,404)
Other non-current liabilities	324	293

Net cash provided by operating activities	10,348	3,717

Cash Flows from Investing Activities:
Acquisition of property and equipment	(12,008)	(13,888)
Change in:
Refundable deposits	13	—

Net cash used in investing activities	(11,995)	(13,888)

Cash Flows from Financing Activities:
Proceeds from:
Revolving line of credit	—	157,342
Payments for:
Revolving line of credit	—	(158,907)
Long-term debt	—	(28,500)
Obligations under capital lease	(141)	(368)
Offering costs	—	(354)
Proceeds from stock option and warrant exercises	376	539
Excess tax benefits from share-based payment arrangements	556	—
Proceeds from public offering	—	79,414

Net cash provided by financing activities	791	49,166

Net increase (decrease) in cash and cash equivalents	(856)	38,995
Cash and cash equivalents at beginning of period	35,129	690

Cash and cash equivalents at end of period	$34,273	$39,685

Supplemental Cash Flow Information
Supplemental information for non-cash investing activity:
Accrued capital expenditures in accounts payable	$3,745	$4,908
Asset retirement obligation recognized	—	163

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
(In thousands, except per share data)

1.	Basis of Presentation

Interim Financial Information

The accompanying consolidated financial statements as of June 30, 2008 and for each of the three and six months ended June 30, 2008 and 2007 are unaudited. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which eTelecare Global Solutions, Inc. and Subsidiaries (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for those periods. The consolidated balance sheet information as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements filed with the annual report on Form 10-K on March 14, 2008 with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.

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

For the three and six months ended June 30, 2008, the Company had three clients that each contributed more than 10% of revenue, including AT & T, representing 27% and 26%, respectively, of revenue, Sprint, representing 22% and 21%, respectively, of revenue, and Dell, representing 19% and 19% of revenue. For the three and six months ended June 30, 2007, the Company had three clients that each contributed more than 10% of revenue, including AT & T, representing 29% and 30%, respectively, of revenue, Dell, representing 23% and 24%, respectively, of revenue, and Vonage, representing 15% and 14% of revenue.

2.	Income Taxes

We are registered with the Philippine Export Zone Authority (PEZA) as an Economic Export Enterprise under RA No. 7916, otherwise known as the Special Economic Zone Act of 1995, to develop and operate a call center business that services overseas clients by providing customer relationship management services. As a registered enterprise, we are entitled to certain tax and nontax incentives which include, among others, tax and duty-free importations, exemptions from local taxes and income tax holiday (ITH) for three, four, or six years (duration depends on the type of holiday granted) from start of commercial operations with the possibility of one or two-year extensions. Our current income tax holidays expire at staggered dates through 2012. Our next anticipated expiring income tax holidays are in the second half of 2008 for two of our delivery center sites. We intend to apply for an extension or conversion to Pioneer holiday status prior to expiration. Although our estimated annual effective tax rate does not assume that the extension or conversion will be approved, we understand it is the current practice of the Philippine government to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the outsourcing industry. If the extensions or conversion to Pioneer holiday status of the two expiring tax holidays are approved before their expiration in the second half of 2008, our estimated annual effective tax rate for 2008 would decrease approximately 2% at the time of Philippine governmental approval.

As of June 30, 2008, we had unrecognized tax benefits of approximately $1,531. The entire amount of unrecognized tax benefits at June 30, 2008 would, if recognized, reduce our annual tax expense. The Company

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements — (Continued)

anticipates approximately $791 of the June 30, 2008 balance will be recognized in the next 12 months due to expiration of the statute of limitations. Of this amount, $724 is anticipated to be recognized during the second half of 2008 upon the expected close of certain tax returns statute of limitations.

We recognize interest and penalties relating to unrecognized tax benefits in income tax expense. As of June 30, 2008, we have accrued approximately $195 of accrued interest and penalties related to uncertain tax positions at June 30, 2008 which are included as a component of the total unrecognized tax benefit of approximately $1,531.

The Company operates in and files income tax returns in various jurisdictions in the Philippines and the United States which are subject to examination by tax authorities. With few exceptions, the Company is no longer subject to US federal and state or Philippine income tax examinations before 2004. As of June 30, 2008, the Company was under income tax audit in the State of Arizona for our 2004-2006 years. Although there can be no assurance as to the ultimate disposition, we believe that the outcome of this audit will not have a material effect on our financial position, results of operation or cash flows.

3.	Derivatives

Although substantially all of the Company’s revenue is derived principally from client contracts that are invoiced and collected in U.S. dollars, a significant portion of the Company’s cost of services and selling and administrative expenses is incurred and paid in Philippine pesos. Accordingly, the Company’s results of operations and cash flows are affected by an increase in the value of the Philippine peso relative to the U.S. dollar, the functional and reporting currency of eTelecare and its subsidiaries. To partially hedge against currency changes between the Philippine peso and the U.S. dollar, eTelecare has implemented a hedging strategy, beginning in August 2007. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts that are expected to cover approximately 80% of Philippine peso-denominated forecasted expenses for the current quarter, 60% of the forecasted peso expenses for the next quarter, 40% of the forecasted peso expenses for two quarters out and finally, 20% of forecasted peso expenses for three quarters out. For 2008, however, the Company modified the application of this strategy to hedge approximately 90% of forecasted Philippine peso-denominated expenses. For 2009 forecasted Philippine peso-denominated expenses, the Company has resumed the rolling hedge program and, as of June 30, 2008, approximately 40% and 20% of the first quarter and second quarter 2009 forecasted peso expenses, respectively, have been hedged.

The foreign currency forward contracts that are used to hedge this exposure are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Based on the criteria established by SFAS 133, all of the Company’s cash flow hedge contracts are deemed effective. If any ineffectiveness arises, it will be recorded within Foreign Exchange Gain (Loss) on the Consolidated Statement of Operations. The derivative instrument is recorded in the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity. The settlement of these derivatives will result in reclassifications from Accumulated Other Comprehensive Income (Loss) to earnings in the period during which the hedge transaction affects earnings. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

eTelecare Global Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements — (Continued)

As of June 30, 2008, the notional amount of the outstanding derivative instruments designated for hedge accounting is summarized as follows:

	Local		Dates
	Currency	U.S. Dollar	Contracts are
	Amount	Amount	Through

Philippine Peso	3,525,300	$83,650	June-2009

These derivatives are classified as Fair Value of Derivatives of ($7,287) and $3,153 as of June 30, 2008, and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.

A total of ($7,287) of deferred losses, net of tax of $0, on derivative instruments as of June 30, 2008, was recorded in Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Balance Sheets. The Company expects that all of this deferred loss will be reclassified into earnings within the next 12 months.

For the three months ended June 30, 2008 and 2007, the Company recorded a loss of ($32) and $0, respectively, for settled hedge contracts. For the six months ended June 30, 2008 and 2007, the Company recorded a gain of $1,759 and $0, respectively, for settled hedge contracts. These gains and losses are reflected in Costs and Expenses in the accompanying Consolidated Statements of Operations.

The Company also entered into foreign exchange forward contracts to reduce the short-term effect of foreign currency fluctuations related to approximately $15 million of accrued liabilities that are denominated in Philippine peso. The gains and losses on these forward contracts are intended to offset the transaction gains and losses on the Philippine peso obligations. These gains and losses are recognized in earnings as the Company elected not to classify the contracts for hedge accounting treatment. The value of these contracts was ($339) and $376 as of June 30, 2008 and December 31, 2007, respectively, and is recorded as a component of Fair Value of Derivatives in the accompanying Consolidated Balance Sheets. For the three months ended June 30, 2008 and 2007, the Company realized ($1,029) and $0 of losses, respectively, on these contracts. For the six months ended June 30, 2008 and 2007, the Company realized ($1,264) and $0, respectively, of losses on these contracts. The gains and losses on these contracts are recorded within Foreign Exchange Gain (Loss) on the accompanying Consolidated Statements of Operations.

4.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2008.

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

Level 3 — Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

As of June 30, 2008, the fair value of the Company’s financial assets and liabilities was as follows:

	Level 1	Level 2	Level 3	Total

Assets:
Derivative assets		$14		$14
Liabilities:
Derivative liabilities		$(7,640)		$(7,640)

Valuation Methodologies

In determining the fair value of the Company’s foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot and forward currency rates, and time value. Since the Company only uses observable inputs in its valuation of its derivative assets and liabilities, they are considered Level 2.

5.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$645	$5,974	$2,516	$11,187

Weighted average shares:
Common shares outstanding for basic earnings per share	29,085	28,547	29,063	25,535
Potential common shares issuable upon exercise of stock options	1,058	3,416	1,199	3,427

Weighted average diluted shares	30,143	31,963	30,262	28,962

Basic earnings per share	$0.02	$0.21	$0.09	$0.44
Diluted earnings per share	$0.02	$0.19	$0.08	$0.39

Potential common shares issuable upon exercise of stock options excluded 1.1 million shares for the three and six months ended June 30, 2008 and 0.9 million and 0.8 million for the three and six months ended June 30, 2007, respectively, as the effect was antidilutive.

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

The Company is a defendant in the employment matter of James Dreyfuss vs. ETelecare Global Solutions-US, Inc. filed in the United States District Court, Southern District of New York on February 4, 2008. In the matter, James Dreyfuss, who served as our Regional Vice President of Sales, has asserted the following claims against the company: (1) two counts of breach of contract; (2) violation of New York Labor Law Sections 190 et seq. (3) quantum merit; (4) unjust enrichment; (5) breach of covenant of good faith and fair dealing; and (6) promissory estoppel. Mr. Dreyfuss seeks compensatory damages in an amount to be proven at trial, penalties under New York Labor Law Section 198, pre- and post-judgment interest and costs and expenses for such suit, including attorney’s fees. We filed a motion to compel arbitration on April 7, 2008 and filed a brief in support of such motion on July 16, 2008 and are now in the early stages of discovery. While we cannot predict with certainty the outcome of the litigation, the Company does not believe a liability is probable; therefore, no liability has been recorded in the financial statements.

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

8.	Subsequent Events

On August 12, 2008, the Company entered into a share purchase agreement (the “SPA”) and a shareholders agreement (the “SA”) with Almori BPO Services, Inc., a Texas corporation (“Almori”) for the purchase of a 70% interest in eTelecare Global Solutions Nicaragua, S.A. (“eTelecare Nicaragua”) which will operate as a call center based in Nicaragua. In aggregate the Company will make an investment of $2.1 million for the purchase of the interest and as a capital contribution to eTelecare Nicaragua. Almori will own the remaining 30% interest in consideration for an initial capital contribution of $0.9 million. In addition, the Company will make a $5.0 million line of credit available to eTelecare Nicaragua for the initial build-out of the facility and ramp-up of operations.

On August 13, 2008, the Company received a complaint styled Peter Mikhalev v. eTelecare Global Solutions, Inc. et al filed on August 7, 2008 in the Los Angeles County Superior Court. The complaint alleges that the Company delayed in allowing Mikhalev to convert common shares then owned by him into ADS’s resulting in a diminution in value of such shares. The complaint seeks damages for conversion, interest, punitive damages and costs. The Company has not had the opportunity to evaluate the complaint or consult with legal counsel as of the date of this filing.

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

This report on Form 10-Q contains forward-looking statements. These statements include but are not limited to our expectations that clients are increasingly looking for vendors that provide business process outsourcing, or BPO, services from multiple locations, our anticipated growth in our business, anticipated increase in our selling and administrative expenses, our anticipated effective tax rate for 2008, the potential to obtain extensions on Philippine tax holidays, our anticipated capital expenditures in 2008, and our belief regarding the adequacy of our capital resources over the next 12 months. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to attract and retain enough sufficiently trained customer service associates and other personnel, our ability to maintain our pricing, utilize our employees and assets efficiently and maintain and improve the current mix of services that we deliver from our offshore locations, our ability to compete effectively with onshore and offshore BPO companies and with information technology companies that also offer BPO services and our ability to manage our growth effectively and maintain effective internal processes. Additional risks and uncertainties include those listed under Item 1A, “Risk Factors” and those that are contained in our quarterly report on Form 10-Q for the three months ended March 31, 2008. eTelecare Global Solutions, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

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

Overview

We are a leading provider of business process outsourcing, or BPO, services focusing on the complex, voice-based segment of customer care services delivered from both onshore and offshore locations. We provide a range of services including technical support, financial advisory services, warranty support, customer service, sales and customer retention. Our services are delivered from seven delivery centers in the Philippines and seven delivery centers in the United States, with approximately 10,200 employees in the Philippines and approximately 3,000 employees in the United States as of June 30, 2008.

We completed our initial public offering in the United States on April 2, 2007 in the form of 5,500,000 American Depositary Shares, or ADS. Our ADS’ are listed on the NASDAQ Global Market. Our initial public offering raised $69.1 million, net of underwriting discounts and commissions and offering costs. On April 5, 2007, we received additional proceeds of $10.3 million, net of underwriting discounts and commissions and offering costs of $844,000, as a result of the exercise by our underwriters of their over-allotment option to purchase an additional 825,000 ADSs from us. In April 2007, we used an aggregate of $36.3 million from these proceeds to repay outstanding debt. In late November 2007, we completed our listing by way of introduction on the Philippine Stock Exchange. We currently are a foreign private issuer under the applicable rules and regulations in the United States.

However, we voluntarily elect to file our periodic and current company reports under the Exchange Act in accordance with the rules and regulations applicable to a U.S. issuer.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

The following table sets forth our unaudited historical operating results, as a percentage of revenue for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Consolidated Statements of Operations Data:
Service revenue	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of services (exclusive of depreciation shown separately below)	76.3	70.4	75.1	69.4
Selling and administrative expenses	15.0	13.2	15.4	13.6
Depreciation and amortization	7.5	5.7	7.5	5.7

Total cost and expenses	98.8	89.3	98.0	88.7

Income from operations	1.2	10.7	2.0	11.3

Other income (expenses):
Interest expense and financing charges	(0.2)	(0.2)	(0.1)	(1.4)
Interest income	0.3	0.7	0.3	0.3
Foreign exchange gain	—	(0.7)	—	(0.6)
Other	(0.1)	(0.1)	(0.1)	0.1

Net other income (expenses)	—	(0.3)	0.1	(1.6)

Income before income tax provision	1.2	10.4	2.1	9.7
Income tax provision	0.3	0.7	0.4	0.7

Net income	0.9%	9.7%	1.7%	9.0%

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

We currently derive substantially all of our revenue from U.S.-based clients. We receive most of our revenue from a small number of clients, with an aggregate of approximately 81% and 84%, respectively, of our revenue from our five largest clients for the six months ended June 30, 2008 and 2007. For the three and six months ended June 30, 2008, the Company had three clients that each contributed more than 10% of revenue, including AT & T, representing 27% and 26%, respectively, of revenue, Sprint, representing 22% and 21%, respectively, of revenue, and Dell, representing 19% and 19% of revenue. We often administer multiple programs for a single client with separate contracts or statements of work that sometimes are negotiated with separate parts of the client organization, which we view as being different clients for practical purposes. For example, we perform four separate programs for AT & T for two separate AT & T business units.

	Three Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Service revenue	$75,392	$61,426	$13,966	23%

	Six Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Service revenue	$148,639	$123,536	$25,103	20%

Our revenue growth was primarily driven by an expansion of work with existing clients delivered from both our Philippine and U.S. locations.

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

Our efficient use of customer service associates is also impacted by seasonal changes in the operations of our clients, which impact the level of services our clients require. For example, the amount of technical support and financial services we provide has traditionally been greater during the fourth quarter of each year driven by increased customer spending during the holiday season. This demand trends down slightly during the first quarter of each year with demand for these same services typically declining significantly during the second quarter of each year. As a result, the fourth quarter of each year is typically our period of highest demand, while the second quarter of each year is typically our period of lowest demand.

We believe that our clients are increasingly looking for vendors that provide BPO services from multiple geographic locations. This allows clients to manage fewer vendors while minimizing geopolitical risk and risk to operations from natural disasters. Moreover, clients ultimately willing to have service operations offshore may not be willing to do so initially or at any time completely. To address this demand we have service operations in both the U.S and the Philippines. An important element of our multi-shore service offering is our ability to migrate clients offshore over time. This allows clients to gain confidence in the quality of our services before shifting services to our offshore delivery locations. This migration strategy both lowers costs for our clients and improves our financial performance. Our costs associated with our U.S. operations are higher than those we experience in the Philippines. If we fail to migrate our clients to our offshore delivery locations or if our offshore growth rates decline compared to our onshore growth rates, our operating margin could decline.

	Three Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Cost of services (exclusive of depreciation and amortization shown separately below)	$57,491	$43,242	$14,249	33%

% of revenue	76%	70%

	Six Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Cost of services (exclusive of depreciation and amortization shown separately below)	$111,651	$85,777	$25,874	30%

% of revenue	75%	69%

The absolute dollar increase in cost of services in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily related to the increase in service revenue of 23% and 20% in each comparative period. The increase in cost of services as a percentage of revenue was primarily due to the significant strengthening of the Philippine peso compared to the U.S. dollar which resulted in an increase of approximately 5% of our total operating expenses in the three and six months ended June 30, 2008 compared to the same periods in the prior year primarily impacting our cost of services. Because substantially all of our service revenue is denominated in U.S. dollars and 54% and 47% of our cost of services in the three months ended June 30, 2008 and 2007, respectively, and 54% and 43% of our cost of services in the six months ended June 30, 2008 and 2007, respectively, were generated in the Philippines substantially all of which were paid in Philippine pesos, the effective net costs of our services has increased as the peso strengthens against the U.S. dollar. This increase was partially offset by the expanded use of our lower-cost Philippine operations, which despite the strengthening peso continues to show significant cost advantages over our U.S. operations. To a lesser extent, other increases included:

•	investment in our global information technology resources; and,

•	site expansion in the Philippines to support our revenue growth.

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

	Three Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Selling and administrative expenses	$11,324	$8,115	$3,209	40%

% of revenue	15%	13%

	Six Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Selling and administrative expenses	$22,893	$16,829	$6,064	36%

% of revenue	15%	14%

The absolute dollar increase in selling and administrative expenses in three and six months ended June 30, 2008 compared to the comparative periods in 2007 was primarily due to additional salaries, wages and benefits, consulting fees, travel expenses, and equity compensation expenses. We hired additional personnel to support our growth and to enhance our executive team and professional staff as we expanded our Philippine operations and became a publicly traded company in the United States and the Philippines. Share-based compensation included in selling and administrative expenses was $0.9 million and $0.5 million in the three months ended June 30, 2008 and 2007, respectively, and $1.7 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively, which represented 1% of revenue in each period. Also included in selling and administrative costs in the three and six months ended June 30, 2008 was $1.2 million associated with due diligence expenditures related to a potential business acquisition that we decided not to pursue to conclusion.

Selling and administrative costs increased as a percentage of revenue due to increases in our service delivery administrative expenses as we invested in the management teams of our centers and finance functions as we began operations as a publicly traded company in the U.S. We expect selling and administrative expenses to increase slightly in the remainder of 2008 in absolute dollars compared to the second quarter 2008 excluding due diligence related costs as we add personnel to support our growth and incur additional costs related to our operation as a publicly traded company in the United States.

Impact of Foreign Currency.  As a result of our multi-shore delivery model, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. Substantially all of our revenue is denominated in U.S. dollars, but a significant amount of our expenses is denominated in Philippine pesos. In the three month ended June 30, 2008 and 2007, 52% and 45%, respectively, and in the six months ended June 30, 2008 and 2007, 51% and 41%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines substantially all of which were paid in Philippine pesos.

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

	Three Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Depreciation and amortization	$5,679	$3,494	$2,185	63%

% of revenue	8%	6%

	Six Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Depreciation and amortization	$11,194	$7,037	$4,157	59%

% of revenue	8%	6%

The increase in depreciation and amortization was due to continued expansion of our facilities and infrastructure to support the growth of our operations.

Income from operations; operating margin

	Three Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Income from operations	$898	$6,575	$(5,677)	(86)%

Operating margin	1%	11%

	Six Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Income from operations	$2,901	$13,893	$(10,992)	(79)%

Operating margin	2%	11%

The decrease in operating margin in the three and six month ended June 30, 2008 compared to the comparative periods in the prior year was principally the result of an increase in our cost of services, which increased at a faster rate than did revenues. The operating margin was primarily impacted by the increase in cost of services due to the significant strengthening of the Philippine peso compared to the U.S. dollar when comparing the three and six months ending June 30, 2008 to the comparable periods in the prior year. Other decreases to the operating margin were due to:

•	the investment in our global information technology resources;

•	upgrades and site expansion in the Philippines to support our revenue growth; and,

•	due diligence expenditures of $1.2 million related to a potential business acquisition that we decided not to pursue to conclusion.

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

	Three Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Other income (expense):
Interest expense and financing charges	$(130)	$(121)	$(9)	(7)%
Interest income	227	427	(150)	(35)%
Foreign exchange gain (loss)	29	(422)	451	107%
Other	(90)	(35)	(55)	(157)%

Net other income (expense)	$36	$(151)	$237	157%

% of revenue	0%	0%

	Six Months
	Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%

Other income (expense):
Interest expense and financing charges	$(219)	$(1,755)	$1,536	(88)%
Interest income	411	427	(16)	(4)%
Foreign exchange gain (loss)	65	(684)	749	(110)%
Other	(96)	148	(244)	(165)%

Net other income (expense)	$161	$(1,864)	$2,025	109%

% of revenue	0%	(2)%

Interest expense and financing charges decreased significantly in the six months ended June 30, 2008 compared to the comparative period in the prior year because of the repayment of our debt using the proceeds of our initial public offering.

We are exposed to short-term currency fluctuations with respect to Philippine peso-denominated accrued liabilities on our balance sheet. The volatility of our foreign exchange (loss) gain relating to these fluctuations was reduced in the three and six months ended June 30, 2008 due to our hedging strategy which we initiated in the third quarter of 2007.

Provision for income taxes.  For the second quarter of 2008, our effective tax rate was 31%, compared to 7% for the second quarter of 2007. The effective tax rate for the second quarter of 2008 included a favorable impact for one-time discrete benefits totaling $127, or 14%. These discrete benefits recognized in the second quarter of 2008 related to the recognition of previously unrecognized income tax benefits due to the close of 2004 Philippines statute of limitations and the reduction of our 2007 Philippines tax liability due to a favorable tax ruling received. The increase in the effective tax rate compared to the second quarter of 2007 resulted primarily from a decline in Philippine profitability year-over-year. This decline in Philippine profitability, due primarily to higher costs in 2008 driven from a stronger Philippine peso versus the US dollar, created a lower mix of profits subject to the Philippine tax holidays and a higher mix of profits subject to U.S. federal and state taxes. This mix shift of taxable profits between jurisdictions, combined with tax benefits received in 2007 for the one quarter of interest expense deductions incurred prior to the payoff of debt with the proceeds of our initial public offering, resulted in a higher effective tax rate for the second quarter of 2008 and a higher expected annual effective tax rate for the full year 2008.

For the six months ending June 30, 2008, our effective tax rate was 18%, compared to 7% for the first six months of 2007. The effective tax rate for the six months ended June 30, 2008 included a favorable impact for one-time discrete benefits totaling $127, or 4%. These discrete benefits recognized during the six months ended June 30, 2008 related to the recognition of previously unrecognized income tax benefits due to the close of 2004 Philippines statute of limitations and the reduction of our 2007 Philippines tax liability due to a favorable tax ruling received. The increase in the effective tax rate compared to the six months ended June 30, 2007 resulted primarily from a decline in Philippine profitability year-over-year. This decline in Philippine profitability, due primarily to higher costs in 2008 driven from a stronger Philippine peso versus the US dollar, created a lower mix of profits subject to the Philippine tax holidays and a higher mix of profits subject to U.S. federal and state taxes. This mix shift of taxable profits between jurisdictions, combined with tax benefits received in 2007 for the one quarter of interest expense deductions incurred prior to the payoff of debt with the proceeds of our initial public offering, resulted in a higher effective tax rate for the second quarter of 2008 and a higher expected annual effective tax rate for the full year 2008.

Liquidity and Capital Resources

We have financed our operations primarily with cash from operations, proceeds from our initial public offering in the United States, proceeds from our loan agreements.

Net cash provided by our operating activities was $10.3 million and $3.7 million during the six months ended June 30, 2008 and 2007, respectively. Cash flows from our operating activities in the six month ended June 30, 2008 increased compared to the same period in the prior year. The change is primarily attributable to increases in depreciation and amortization expenses and stock compensation costs and changes in trade accounts payable and accrued and other expenses offset by the decrease in net income in 2008.

Net cash used in our investing activities was $12.0 million and $13.9 million during the six months ended June 30, 2008 and 2007, respectively. The primary use of cash in our investing activities for each year is for our purchase of equipment, including information technology equipment, furniture, fixtures and leasehold improvements for expansion of available seats.

Net cash provided by our financing activities was $0.8 million in the six months ended June 30, 2008 compared to $49.2 million in the six months ended June 30, 2007. The change is a result of the proceeds from our public offering being included in the 2007 period.

We expect to incur $30 to $32 million in expenditures related to property and equipment for the full year 2008 for facilities improvements and expansion based on our current estimates of our facilities requirements necessary to support the anticipated growth in our business. We believe that we will be able to finance our working capital needs and currently planned facilities improvements and expansion for at least the next 12 months from cash balances, cash generated from operations, and borrowings under our revolving line of credit. Our available line of credit as of June 30, 2008 was $25.0 million.

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

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s condensed consolidated financial statements. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Following FSP 157-2, the Company is assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements and will measure such assets and liabilities no later than the first quarter of 2009. The disclosures required by SFAS 157 are included in Note 4, “Fair Value Measurements,” to the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses. This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We are required to adopt SFAS 161 in the first quarter of 2009. We are currently evaluating the additional disclosures required by SFAS 161.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008. We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. SFAS 141R applies to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. In the three month ended June 30, 2008 and 2007, 52% and 45%, respectively, and in the six months ended June 30, 2008 and 2007, 51% and 41%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines substantially all of which were paid in Philippine pesos. We bill substantially all of our revenue in U.S. dollars. The average exchange rate excluding the impact of our foreign currency hedges used to translate pesos to U.S. dollars was 42.56 during the second quarter of 2008. Calculated based on our Philippines related expense during the three months ended June 30, 2008 annualized, if we did not hedge our foreign currency exposure, a 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce our annual expenses associated with our offshore operations by approximately $13.0 million, whereas a 10% decrease in the relative value of the U.S. dollar would increase the annual cost associated with these operations by approximately $15.9 million.

Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are incurred in Philippine pesos on a monthly basis. Based upon prior credit agreements, we were not allowed to enter into hedging contracts. Therefore, when our loans were paid off, we initiated in the third quarter of 2007 a strategy to hedge against short-term foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts. For 2008, we have hedged approximately 90% of our forecasted 2008 Philippine peso denominated expenses. For 2009 forecasted Philippine peso-denominated expenses, we have resumed our rolling hedge program and, as of June 30, 2008, approximately 40% and 20% of the first quarter and second quarter 2009 forecasted peso expenses, respectively, have been hedged.

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

Inflation Rate Sensitivity

In the three month ended June 30, 2008 and 2007, 52% and 45%, respectively, and in the six months ended June 30, 2008 and 2007, 51% and 41%, respectively of our cost of services and selling and administrative expenses were generated in the Philippines. Although the Philippines has historically experienced periods of high inflation, the inflation rate has been below 10% since 1999. For the year ended December 31, 2007, inflation averaging 2.8% kept prices generally stable. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast-growing population and high unemployment. A reversal of these trends, increased wage pressure due to increased competition as our industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds.

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

We are the defendant in the employment matter of James Dreyfuss vs. ETelecare Global Solutions-US, Inc. filed in the United States District Court, Southern District of New York on February 4, 2008. In the matter, James Dreyfuss, who served as our Regional Vice President of Sales, has asserted the following claims against the company: (1) two counts of breach of contract; (2) violation of New York Labor Law Sections 190 et seq. (3) quantum merit; (4) unjust enrichment; (5) breach of covenant of good faith and fair dealing; and (6) promissory estoppel. Mr. Dreyfuss seeks compensatory damages in an amount to be proven at trial, penalties under New York Labor Law Section 198, pre- and post-judgment interest and costs and expenses for such suit, including attorney’s fees. We filed a motion to compel arbitration on April 7, 2008 and filed a brief in support of such motion on July 16, 2008 and are now in the early stages of discovery. While we cannot predict with certainty the outcome of the litigation, we believe the ultimate outcome of this matter will not have a material adverse impact on the financial position or our results of operations.

ITEM 1A.	RISK FACTORS.

Set forth below, elsewhere in this Form 10-Q and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q. Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A of Part II of the Quarterly Report on Form 10-Q for the three months ended March 31, 2008. You should not construe the following cautionary statements as an exhaustive list. The risk factors contained in this report reflect only changes from or additions to the risks stated in the Quarterly Report on Form 10-Q for the three months ended March 31, 2008, and these risks must be read in conjunction with those in the Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

Risks Related to Our Business

One of our major clients is Vonage, who has been and may in the future be, subject to damaging and disruptive intellectual property litigation that could adversely affect its business and its continued viability, which, in turn, could harm our business, results of operations and financial condition.

For the six months ended June 30, 2008 and 2007, we derived 9% and 14%, respectively, of our revenue from Vonage. Vonage has been named as a defendant in several lawsuits that relate to alleged patent infringement and may be subject to infringement claims in the future. In October 2007, Vonage entered into an agreement to settle its patent infringement litigation with each of Sprint, Verizon Services Corp. and AT & T which included aggregate cash payments by Vonage of approximately $240 million over specified terms. The recent agreements to pay up to an aggregate of $240 million combined with the potential impact of future patent litigation could materially and adversely affect Vonage’s business, results of operations and financial condition, as well as the continued viability of Vonage. In addition, Vonage has $253 million in convertible debt which can be put to Vonage in December 2008 if the terms of this debt are not otherwise amended prior to this time. On July 22, 2008, Vonage announced that it had entered into a commitment letter for $215 million in financing to replace this debt. The financing has a number of conditions precedent to closing including, among other things, syndication of the financing, a successful tender offer for the outstanding convertible debt and other customary conditions to close. Vonage has commenced the tender offer but has not indicated that other conditions to close have been fulfilled to date. As a result of our significant client relationship with Vonage, any determination against Vonage in patent litigation, the agreement by Vonage to make large settlement payments and the maturity of its outstanding debt obligations and possible failure of its current financing efforts could, in turn, harm our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1		Press release dated August 13, 2008 related to eTelecare Global Solutions, Inc’s Earnings for the three and six months ended June 30, 2008.
99.2		Press release dated August 13, 2008 related to eTelecare Global Solutions, Inc’s new delivery center in Nicaragua.

*	Filed herewith

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eTELECARE GLOBAL SOLUTIONS, INC.

By:	/s/ John R. Harris
John R. Harris
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ J. Michael Dodson
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Lewis W. Moorehead
Lewis W. Moorehead
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

DATED: August 13, 2008