Form 10-Q
period 2008-09-30
eTelecare Global Solutions, Inc.
filed 2008-11-13
CIK 1377902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File No. 001-33362

eTelecare Global Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Philippines (State or Other Jurisdiction of	98-0467478 (I.R.S. Employer
Incorporation or Organization)	Identification No.)
31st Floor CyberOne Building, Eastwood City, Cyberpark

Libis, Quezon City	1110
Philippines	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑
     On October 31, 2008, 29,659,539 shares of the Registrant’s common shares par value 2 Philippine Pesos ($0.04 U.S.) per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS.
eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,122	$35,129
Trade and other receivables, net	55,435	47,092
Fair value of derivatives	—	3,529
Prepaid expenses and other current assets	5,101	4,646

Total current assets	102,658	90,396
Non-current assets:
Property and equipment, net	59,017	55,666
Goodwill	14,425	14,425
Other intangible assets, net	299	1,139
Other non-current assets	5,805	4,933

Total assets	$182,204	$166,559

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,366	$6,672
Accrued and other expenses	26,748	21,061
Fair value of derivatives	6,180	—
Current portion of:
Obligations under capital lease	—	145

Total current liabilities	40,294	27,878
Non-current liabilities:
Asset retirement obligations	1,914	2,019
Other non-current liabilities	5,311	3,623

Total liabilities	47,519	33,520

Commitments and contingencies (Note 6)
Minority interest in consolidated subsidiary	786	—

Stockholders’ equity:
Capital stock, 2 Philippine Peso ($0.04 U.S.) par value, 65,000,000 shares authorized, 29,646,239 shares outstanding at September 30, 2008 and 28,979,218 outstanding at December 31, 2007	1,156	1,129
Additional paid-in capital	105,434	100,702
Retained earnings	33,322	29,158
Accumulated other comprehensive income (loss)	(6,013)	2,050

Total stockholders’ equity	133,899	133,039

Total liabilities, minority interest and stockholders’ equity	$182,204	$166,559

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Service revenue	$76,846	$65,362	$225,485	$188,898

Costs and expenses:
Cost of services (exclusive of depreciation shown separately below)	57,136	47,172	168,787	132,949
Selling and administrative expenses	12,417	9,204	35,310	26,033
Depreciation and amortization	5,692	3,789	16,886	10,826

Total costs and expenses	75,245	60,165	220,983	169,808

Income from operations	1,601	5,197	4,502	19,090
Other income (expense):
Interest expense and financing charges	(114)	(77)	(333)	(1,832)
Interest income	260	434	671	861
Foreign exchange gain (loss)	73	(165)	138	(849)
Other	12	5	(84)	153

Net other income (expense)	231	197	392	(1,667)

Income before income tax provision and minority interest	1,832	5,394	4,894	17,423
Income tax provision	(315)	(552)	(861)	(1,394)
Minority interest	131	—	131	—

Net income	$1,648	$4,842	$4,164	$16,029

Net income per share — basic	$0.06	$0.17	$0.14	$0.60

Net income per share — diluted	$0.05	$0.15	$0.14	$0.54

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income	$1,648	$4,842	$4,164	$16,029
Other comprehensive loss:
Change in fair values of derivatives qualifying as cash flow hedges, net of tax of $0 in 2008 and $222 in 2007	1,274	414	(8,063)	414

Comprehensive income (loss)	$2,922	$5,256	$(3,899)	$16,443

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except number of shares)

					Accumulated
			Additional		Other
	Capital Stock		Paid-in-	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Unaudited)
Balances, December 31, 2007	28,979,218	$1,129	$100,702	$29,158	$2,050	$133,039
Stock option exercises	667,021	27	1,681			1,708
Stock compensation expense			2,598			2,598
Net tax benefit of stock option exercise			453			453
Net income				4,164		4,164
Other comprehensive loss					(8,063)	(8,063)

Balances, September 30, 2008	29,646,239	$1,156	$105,434	$33,322	$(6,013)	$133,899

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$4,164	$16,029
Adjustments for:
Depreciation and amortization	16,886	10,826
Minority interest	(131)	—
Provisions for:
Doubtful accounts	22	143
Deferred taxes	(1,322)	—
Stock compensation costs	2,598	1,683
Accretion on asset retirement obligations	(105)	330
Loss on disposal of assets	62	752
Excess tax benefits from share-based payment arrangements	(590)	—
Change in:
Trade and other receivables	(8,365)	(17,082)
Prepaid expenses and other current assets	142	(2,277)
Trade accounts payable	(73)	(1,317)
Accrued and other expenses	6,791	4,824
Fair value of derivatives	542	(618)
Other non-current assets	(161)	123
Other non-current liabilities	2,141	50

Net cash provided by operating activities	22,601	13,466

Cash Flows from Investing Activities:
Acquisition of AOL Philippines, net of acquired cash	—	(1,597)
Acquisitions of property and equipment	(18,692)	(28,170)
Refundable deposits	14	(1,783)

Net cash used in investing activities	(18,678)	(31,550)

Cash Flows from Financing Activities:
Proceeds from revolving line of credit	—	157,342
Payments for:
Revolving line of credit	—	(158,907)
Long-term debt	—	(28,500)
Obligations under capital lease	(145)	(510)
Offering costs	—	(354)
Debt issuance costs	—	(455)
Proceeds from stock option exercises	1,708	717
Excess tax benefits from share-based payment arrangements	590	—
Capital contribution from minority shareholder	917	—
Proceeds from public offering	—	79,414

Net cash provided by financing activities	3,070	48,747

Net increase in cash and cash equivalents	6,993	30,663
Cash and cash equivalents at beginning of period	35,129	690

Cash and cash equivalents at end of period	$42,122	$31,353

Supplemental Cash Flow Information:
Supplemental information for non-cash investing activity:
Accrued capital expenditures in accounts payable	$3,901	$1,069

Asset retirement obligation recognized	$—	$162

Acquisition:
Fair value of AOL Philippines assets acquired	$—	$8,962
Cash paid for capital stock	—	(7,297)
Accrued purchase price	—	(454)

Liabilities assumed	$—	$1,211

See accompanying notes to unaudited consolidated financial statements.

eTelecare Global Solutions, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except per share data)
1. Basis of Presentation
Interim Financial Information
     The accompanying consolidated financial statements as of September 30, 2008 and for each of the three and nine months ended September 30, 2008 and 2007 are unaudited. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which eTelecare Global Solutions, Inc. and Subsidiaries (the “Company” or “eTelecare”) considers necessary for a fair presentation of the financial position and the results of operations for those periods. The consolidated balance sheet information as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to prior year financial statements to conform with current year presentation.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements filed with the annual report on Form 10-K on March 14, 2008 with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.
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
     For the three and nine months ended September 30, 2008, the Company had three clients that each contributed more than 10% of revenue, including AT & T, representing 25% and 26%, respectively, of revenue, Sprint, representing 21% and 21%, respectively, of revenue, and Dell, representing 20% and 19% of revenue. For the three and nine months ended September 30, 2007, the Company had four clients that each contributed more than 10% of revenue, including AT & T, representing 32% and 30%, respectively, of revenue, Dell, representing 21% and 23%, respectively, of revenue, Sprint, representing 15% and 12%, respectively, of revenue and Vonage, representing 13% and 13%, respectively of revenue.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company, as well as its wholly-owned and majority-owned subsidiaries.
2. Income Taxes
     We are registered with the Philippine Export Zone Authority (PEZA) as an Economic Export Enterprise under RA No. 7916, otherwise known as the Special Economic Zone Act of 1995, to develop and operate a call center business that services overseas clients by providing customer relationship management services. As a registered enterprise, we are entitled to certain tax and non-tax incentives which include, among others, tax and duty-free importations, exemptions from local taxes and income tax holiday (“ITH”) for three, four, or six years (duration depends on the type of holiday granted) from start of commercial operations with the possibility of one or two-year extensions. Our current income tax holidays expire at staggered dates through 2012. The most recent expiring tax holidays for two of our delivery sites occurred on September 30, 2008 and on October 31, 2008. We applied for an extension or conversion to Pioneer holiday status prior to expiration. Although our estimated annual effective tax rate does not assume that the extension or conversion will be approved, we understand it is the current practice of the Philippine government to grant extensions on such tax holidays as a means of attracting foreign investment in specified sectors, including the outsourcing industry. If the extensions or conversion to Pioneer holiday status of the two expiring tax holidays are approved before the end of 2008, our estimated annual effective tax rate for 2008 would decrease approximately 4% at the time of Philippine governmental approval.

     As of September 30, 2008, we had unrecognized tax benefits of approximately $1,048. The entire amount of unrecognized tax benefits at September 30, 2008 would, if recognized, reduce our annual tax expense. The Company anticipates approximately $207 of the September 30, 2008 balance will be recognized in the next 12 months due to expiration of the statute of limitations. Of this amount, $51 is anticipated to be recognized during the fourth quarter of 2008 upon the expected close of certain tax return statute of limitations.
     We recognize interest and penalties relating to unrecognized tax benefits in income tax expense. As of September 30, 2008, we have approximately $122 of accrued interest and penalties related to uncertain tax positions at September 30, 2008 which are included as a component of the total unrecognized tax benefit of approximately $1,048.
     The Company operates in and files income tax returns in various jurisdictions in the Philippines and the United States which are subject to examination by tax authorities. With few exceptions, the Company is no longer subject to U.S. federal and state or Philippine income tax examinations before 2004. As of September 30, 2008, the Company was under income tax audit in the State of Arizona for our 2004-2006 years. Although there can be no assurance as to the ultimate disposition, we believe that the outcome of this audit will not have a material effect on our financial position, results of operation or cash flows.
3. Derivatives
     Although substantially all of the Company’s revenue is derived principally from client contracts that are invoiced and collected in U.S. dollars, a significant portion of the Company’s cost of services and selling and administrative expenses is incurred and paid in Philippine pesos. Accordingly, the Company’s results of operations and cash flows are affected by an increase in the value of the Philippine peso relative to the U.S. dollar, the functional and reporting currency of eTelecare and its subsidiaries. To partially hedge against currency changes between the Philippine peso and the U.S. dollar, eTelecare implemented a hedging strategy, beginning in August 2007. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts that are expected to cover approximately 80% of Philippine peso-denominated forecasted expenses for the current quarter, 60% of the forecasted peso expenses for the next quarter, 40% of the forecasted peso expenses for two quarters out and finally, 20% of forecasted peso expenses for three quarters out. For 2008, however, the Company modified the application of this strategy to hedge approximately 90% of forecasted Philippine peso-denominated expenses. For 2009 forecasted Philippine peso-denominated expenses, the Company has resumed the rolling hedge program and, as of September 30, 2008, approximately 60%, 40% and 20% of the first quarter, second quarter, and third quarter 2009 forecasted peso expenses, respectively, have been hedged. In October 2008, in light of the current market environment and the substantial weakening of the Philippine peso, the Company re-evaluated its hedge percentage coverage for 2009 and plans on adding new hedge contracts in Q4 2008 to cover approximately 60% to 75% of total 2009 forecasted peso expenses.
     The foreign currency forward contracts that are used to hedge this exposure are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For accounting purposes, effectiveness refers to the cumulative changes in the fair value of the derivative instrument being highly correlated to the inverse changes in the fair value of the hedged item. Based on the criteria established by SFAS 133, all of the Company’s cash flow hedge contracts are deemed highly effective. If any ineffectiveness arises, it will be recorded within Foreign Exchange Gain (Loss) on the Consolidated Statement of Operations. The derivative instrument is recorded in the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity. The settlement of these derivatives will result in reclassifications from Accumulated Other Comprehensive Income (Loss) to earnings in the period during which the hedge transaction affects earnings. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.
     As of September 30, 2008, the notional amount of the outstanding derivative instruments designated for hedge accounting is summarized as follows:

	Local		Dates
	Currency	U.S. Dollar	Contracts are
	Amount	Amount	Through
Philippine Peso	3,017,100	$69,110	Sept-2009

     These derivatives are classified as Fair Value of Derivatives of ($6,013) and $3,153 as of September 30, 2008, and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.
     A total of ($6,013) of deferred losses, net of tax of $0, on derivative instruments as of September 30, 2008, was recorded in Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Balance Sheets. The Company expects that all of this deferred loss will be reclassified into earnings within the next 12 months.
     For the three months ended September 30, 2008 and 2007, the Company recorded a loss of ($2,183) and ($163), respectively, for settled hedge contracts. For the nine months ended September 30, 2008 and 2007, the Company recorded a loss of ($424) and ($163), respectively, for settled hedge contracts. These gains and losses are reflected in Cost and Expenses in the accompanying Consolidated Statements of Operations.
     The Company also entered into foreign exchange forward contracts to reduce the short-term effect of foreign currency fluctuations related to approximately $8 million of net accrued liabilities that are denominated in Philippine peso. The gains and losses on these forward contracts are intended to offset the transaction gains and losses on the Philippine peso obligations. These gains and losses are recognized in earnings as the Company elected not to classify the contracts for hedge accounting treatment. The value of these contracts was ($167) and $376 as of September 30, 2008 and December 31, 2007, respectively, and is recorded as a component of Fair Value of Derivatives in the accompanying Consolidated Balance Sheets. For the three months ended September 30, 2008 and 2007, the Company realized ($104) of losses and $93 of gains, respectively, on these contracts. For the nine months ended September 30, 2008 and 2007, the Company realized ($1,368) of losses and $93 of gains, respectively, on these contracts. The gains and losses on these contracts are recorded within Foreign Exchange Gain (Loss) in the accompanying Consolidated Statements of Operations.
4. Fair Value Measurements
     The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2008.
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
     Level 3 — Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.
     As of September 30, 2008, the fair value of the Company’s financial assets and liabilities was as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets		$48		$48
Liabilities:
Derivative liabilities		$(6,228)		$(6,228)

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
5. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$1,648	$4,842	$4,164	$16,029

Weighted average shares:
Common shares outstanding for basic earnings per share	29,285	28,653	29,251	26,585
Potential common shares issuable upon exercise of stock options	705	3,042	1,106	3,154

Weighted average diluted shares	29,990	31,695	30,357	29,739

Basic earnings per share	$0.06	$0.17	$0.14	$0.60
Diluted earnings per share	$0.05	$0.15	$0.14	$0.54
     Potential common shares issuable upon exercise of stock options excluded 3.1 million and 1.3 million shares for the three and nine months ended September 30, 2008, respectively and 0.5 million and 0.5 million shares for the three and nine months ended September 30, 2007, respectively, as the effect was antidilutive.
6. Contingencies
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
     On August 7, 2008, an action entitled Peter Mikhalev v. eTelecare Global Solutions, Inc. et al. (Case No. BC 395919) was filed in the Los Angeles County Superior Court. The complaint alleges that in July 2007 the Company refused to allow the plaintiff, a former employee of the Company, to exchange common shares then owned by him into ADSs. The complaint seeks compensatory and punitive damages for conversion. On September 8, 2008, the Company filed a general denial to the complaint. On September 9, 2008, the Company filed a notice of removal of the case to the United States District Court for the Central District of California. On September 12, 2008, the district court issued an order to show cause regarding remand to state court, to which the Company responded on September 26, 2008. Plaintiff did not file a motion to remand the case to state court. A scheduling conference will take place in the district court on December 1, 2008. While we cannot predict with certainty the outcome of the litigation, the Company does not believe a liability is probable; therefore, no liability has been recorded in the financial statements.
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
7. eTelecare Global Solutions Nicaragua
     On August 12, 2008, the Company entered into a share purchase agreement (the “SPA”) and a shareholders agreement (the “SA”) with Almori BPO Services, Inc., a Texas corporation (“Almori”) for the purchase of a 70% interest in eTelecare Global Solutions Nicaragua, S.A. (“eTelecare Nicaragua”) which will operate as a call center based in Nicaragua. In aggregate the Company made an investment of $2.1 million for the purchase of the interest and as a capital contribution to eTelecare Nicaragua. Almori will own the remaining 30% interest in consideration for an initial capital contribution of $0.9 million. In addition, the Company will make a $5.0 million line of credit available to eTelecare Nicaragua for the initial build-out of the facility and ramp-up of operations.
8. Acquisition Agreement
     On September 19, 2008, eTelecare entered into an Acquisition Agreement (the “Acquisition Agreement”) with EGS Acquisition Co LLC, (“EGS”), pursuant to which EGS agreed, subject to the terms and conditions of the Acquisition Agreement, to commence a tender offer (the “Offer”) to purchase all of the Company’s issued and outstanding common shares (“Common Shares”) listed on the Philippine Stock Exchange, Inc. and all of Company’s issued and outstanding American Depositary Shares (“ADSs” and, together with the Common Shares, the “Shares”) traded on the Nasdaq Global Market, at a price per Share of $9.00 (the “Offer Price”). On November 10, 2008, the Offer commenced. The Offer Price is payable in cash, without interest thereon and less any required taxes or costs EGS, the Company or any paying agent may be required to deduct or withhold in accordance with applicable law or rules, including payment of any stock transaction taxes, brokers’ commissions and other fees customarily for the account of a seller in connection with the “crossing” of the Common Shares on the Philippine Stock Exchange, Inc. EGS is a Delaware limited liability company, jointly owned by affiliates of Providence Equity Partners Inc. and Ayala Corporation. References to “Purchaser” herein shall mean EGS and/or any corporation formed for the purpose of purchasing the Shares tendered in the Offer and to whom EGS assigns its rights and obligations under the Acquisition Agreement.
     In connection with the Offer and immediately prior and subject to the time the Purchaser accepts for payment all Shares validly tendered and not withdrawn pursuant to the terms of the Offer, all of eTelecare’s outstanding stock options, whether vested or unvested, shall be cancelled and exchanged for a cash payment for each Shares subject to each such stock option, equal to the excess amount, if any, of the Offer Price less the per Share exercise price of such stock option without interest thereon and less any required withholding or other taxes. Each restricted stock unit of eTelecare outstanding immediately prior and subject to the time the Purchaser accepts for payment all Shares validly tendered and not withdrawn pursuant to the terms of the Offer shall be canceled and exchanged for a cash payment with respect to each Shares subject to each such restricted stock unit equal to the Offer Price without interest thereon and less any required withholding or other taxes. All previously unrecognized share-based compensation expense will be recognized upon the conversion of the equity instruments in connection with the transaction.
     eTelecare has made various representations and warranties and agreed to specified covenants in the Acquisition Agreement, including covenants relating to the conduct of the Company’s business between the date of the Acquisition Agreement and the closing of the Offer, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and other matters. The consummation of the Offer is subject to certain conditions, including the receipt by the Purchaser, prior to the expiration of the Offer, of valid acceptances (which have not been validly withdrawn) in respect of Shares representing at least 66.67% of the outstanding Shares (on a fully diluted basis, after giving effect to the exercise, conversion or termination of all options, warrants, rights and securities exercisable or convertible into or for Shares), the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or any foreign statutes, and the obtainment of all approvals applicable to the Acquisition Agreement or the Offer. Stockholders owning a total of 19,204,046 Shares, representing approximately 64.8% of the Shares outstanding as of September 30, 2008, have agreed to tender their Shares pursuant to support agreements entered into with the Purchaser, which includes 6,392,550 Shares beneficially owned by NewBridge International Investment Ltd. (“NewBridge”), an indirect and wholly-owned subsidiary of Ayala Corporation.
     The Acquisition Agreement contains certain termination rights of EGS and eTelecare and provides that, upon the termination of the Acquisition Agreement under specified circumstances, the terminating party will be required to pay the non-terminating party a termination fee of $14.5 million. The Company has entered into limited guarantees with both Providence Equity Partners and Ayala Corporation (each a “Guarantor”) whereby each Guarantor guarantees the payment of 50% of the termination fee if such fee shall become payable by EGS under the terms of the Acquisition Agreement.
     The Company also entered into a Standstill Agreement with NewBridge dated September 19, 2008 (the “Standstill Agreement”), which would place certain restrictions on the actions of NewBridge and its affiliates in the event that the Acquisition Agreement is terminated and the Offer has not been completed. Depending upon the circumstances of the termination of the Acquisition Agreement, the duration of the standstill ranges from 6 months to 18 months to three years. NewBridge at all times during the standstill period would be permitted to vote or dispose of the 6,392,550 Shares it currently owns in its sole discretion.
     In connection with the announcement of the Offer, the Company was required to pay Morgan Stanley $0.5 million in the third quarter of 2008 related to financial advisory services. The Company will be required to pay and expense an additional $3.75 million related to Morgan Stanley financial advisory services upon consummation of the transaction.

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
     This report on Form 10-Q contains forward-looking statements. These statements include but are not limited to our expectations that clients are increasingly looking for vendors that provide business process outsourcing, or BPO, services from multiple locations, our anticipated growth in our business, our anticipated effective tax rate for 2008, the potential to obtain extensions on Philippine tax holidays, our anticipated capital expenditures in 2008, and our belief regarding the adequacy of our capital resources over the next 12 months. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to attract and retain enough sufficiently trained customer service associates and other personnel, our ability to maintain our pricing, utilize our employees and assets efficiently and maintain and improve the current mix of services that we deliver from our offshore locations, our ability to compete effectively with onshore and offshore BPO companies and with information technology companies that also offer BPO services and our ability to manage our growth effectively and maintain effective internal processes. Additional risks and uncertainties include those listed under Item 1A, “Risk Factors” and those that are contained in our quarterly reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008. eTelecare Global Solutions, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.
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
Overview
     We are a leading provider of business process outsourcing, or BPO, services focusing on the complex, voice-based segment of customer care services delivered from both onshore and offshore locations. We provide a range of services including technical support, financial advisory services, warranty support, customer service, sales and customer retention. Our services are delivered from seven delivery centers in the Philippines and six delivery centers in the United States, with approximately 10,400 employees in the Philippines and approximately 3,100 employees in the United States as of September 30, 2008.
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
     On September 19, 2008, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with EGS Acquisition Co LLC (“EGS”), pursuant to which EGS agreed, subject to the terms and conditions of the Acquisition Agreement, to commence a tender offer to purchase all of our issued and outstanding common shares listed on the Philippine Stock Exchange and all of our issued and outstanding American Depositary Shares, or ADSs, traded on the Nasdaq Global Market, at an offer price of $9.00 per common share or ADS, as applicable. The offer price is payable in cash, without interest thereon and less any required taxes or costs EGS, eTelecare, or any paying agent may be required to deduct or withhold in accordance with applicable law or rules, including payment of any stock transaction taxes, brokers’ commissions and other fees customarily for the account of a seller in connection with the “crossing” of the common shares on the Philippine Stock Exchange, Inc. EGS is a Delaware limited liability company, jointly owned by affiliates of Providence Equity Partners Inc. and Ayala Corporation.
     Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007
     The following table sets forth our unaudited historical operating results, as a percentage of revenue for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Consolidated Statements of Operations Data:
Service revenue	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of services (exclusive of depreciation shown separately below)	74.4	72.2	74.9	70.4
Selling and administrative expenses	16.2	14.1	15.7	13.8
Depreciation and amortization	7.4	5.7	7.5	5.7

Total cost and expenses	98.0	92.0	98.1	89.9

Income from operations	2.0	8.0	1.9	10.1

Other income (expense):
Interest expense and financing charges	(0.1)	(0.2)	(0.1)	(1.0)
Interest income	0.3	0.7	0.2	0.5
Foreign exchange gain	0.1	(0.3)	0.1	(0.5)
Other	0.0	0.0	0.0	0.1

Net other income (expense)	0.3	0.2	0.2	(0.9)

Income before income tax provision	2.3	8.2	2.1	9.2
Income tax provision	(0.4)	(0.8)	(0.4)	(0.7)
Minority Interest	0.2	—	0.1	—

Net income	2.1%	7.4%	1.8%	8.5%

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
     We currently derive substantially all of our revenue from U.S.-based clients. We receive most of our revenue from a small number of clients, with an aggregate of approximately 81% and 85% of our revenue from our five largest clients for the nine months ended September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2008, we had three clients that each contributed more than 10% of revenue, including AT & T, representing 25% and 26%, respectively, of revenue, Sprint, representing 21% and 21%, respectively, of revenue, and Dell, representing 20% and 19%, respectively, of revenue. We often administer multiple programs for a single client with separate contracts or statements of work that sometimes are negotiated with separate parts of the client organization, which we view as being different clients for practical purposes. For example, we perform four separate programs for AT & T for two separate AT & T business units.
(amounts in thousands)

	Three Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Service revenue	$76,846	$65,362	$11,484	18%

	Nine Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Service revenue	$225,485	$188,898	$36,587	19%
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
(amounts in thousands)

	Three Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Cost of services (exclusive of depreciation and amortization)	$57,136	$47,172	$9,964	21%
% of revenue	74%	72%

	Nine Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Cost of services (exclusive of depreciation and amortization)	$168,787	$132,949	$35,838	27%
% of revenue	75%	70%
     The absolute dollar increase in cost of services in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily related to the increase in service revenue of 18% and 19% in each comparative period. The increase in cost of services as a percentage of revenue was primarily due to the significant strengthening of the Philippine peso compared to the U.S. dollar on a hedge adjusted basis which resulted in an increase of approximately 3.7% and 4.5% of our total operating expenses in the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year primarily impacting our cost of services. Because substantially all of our service revenue is denominated in U.S. dollars and 50% and 47% of our cost of services in the three months ended September 30, 2008 and 2007, respectively, and 53% and 44% of our cost of services in the nine months ended September 30, 2008 and 2007, respectively, were generated in the Philippines substantially all of which were paid in Philippine pesos, the effective net costs of our services has increased as the peso strengthens against the U.S. dollar. This increase was partially offset by the expanded use of our lower-cost Philippine operations, which despite the strengthening peso continues to show significant cost advantages over our U.S. operations.
     Selling and administrative expenses. Selling and administrative expenses consist primarily of our sales and administrative employee-related expenses, sales commissions, professional fees, travel costs, marketing programs and other corporate expenses. Substantially all of our share-based compensation expense is included in selling and administrative expenses.
(amounts in thousands)

	Three Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Selling and administrative expenses	$12,417	$9,204	$3,213	35%
% of revenue	16%	14%

	Nine Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Selling and administrative expenses	$35,310	$26,033	$9,277	36%
% of revenue	16%	14%

     The increase in selling and administrative expenses in three and nine months ended September 30, 2008 compared to the comparative periods in 2007 was primarily due to additional salaries, wages and benefits, consulting fees, travel expenses, and equity compensation expenses. We hired additional personnel to support our growth and to enhance our executive team and professional staff as we expanded our Philippine operations. Share-based compensation included in selling and administrative expenses was $0.9 million and $0.7 million in the three months ended September 30, 2008 and 2007, respectively, and $2.6 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively, which represented 1% of revenue in each period. Also included in selling and administrative expenses in the nine months ended September 30, 2008 is $1.2 million associated with due diligence expenditures related to a potential business acquisition that we decided not to pursue to conclusion. Included in selling and administrative expenses in the three and nine months ended September 30, 2008 is $1.3 million related to professional fees associated with the negotiation and execution of the Acquisition Agreement and $0.4 million of expenses related to startup costs associated with eTelecare Nicaragua.
     Impact of Foreign Currency. As a result of our multi-shore delivery model, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. Substantially all of our revenue is denominated in U.S. dollars, but a significant amount of our expenses is denominated in Philippine pesos. In the three month ended September 30, 2008 and 2007, 47% and 43%, respectively, and in the nine months ended September 30, 2008 and 2007, 50% and 42%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines substantially all of which were paid in Philippine pesos.
     Prior to our initial public offering, our outstanding debt included covenants that prohibited us from entering foreign currency hedging transactions. Upon completion of the initial public offering in the first quarter of 2007, we used a portion of the proceeds to pay off the outstanding debt and negotiated terms that allowed foreign currency hedging. As a result, in the third quarter of 2007, we initiated a strategy to hedge against short-term foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts.
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
(amounts in thousands)

	Three Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Depreciation and amortization	$5,692	$3,789	$1,903	50%
% of revenue	7%	6%

	Nine Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Depreciation and amortization	$16,886	$10,826	$6,060	56%
% of revenue	7%	6%
     The increase in depreciation and amortization was due to continued expansion of our facilities and infrastructure to support the growth of our operations.

Income from operations; operating margin
(amounts in thousands)

	Three Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Income from operations	$1,601	$5,197	$(3,596)	(69%)
Operating margin	2%	8%

	Nine Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Income from operations	$4,502	$19,090	$(14,588)	(76%)
Operating margin	2%	10%
     The decrease in operating margin in the three and nine months ended September 30, 2008 compared to the comparative periods in the prior year was principally the result of an increase in our cost of services, which increased at a faster rate than did revenues. The operating margin was primarily impacted by the increase in cost of services due to the significant strengthening of the Philippine peso compared to the U.S. dollar on a hedge adjusted basis when comparing the three and nine months ending September 30, 2008 to the comparable periods in the prior year. Other decreases to the operating margin were due to:
•	due diligence expenditures of $1.2 million related to a potential business acquisition that we decided not to pursue to conclusion which were incurred in the nine months ended September 30, 2008;

•	startup costs of $0.4 million associated with eTelecare Nicaragua; and,

•	expenditures of $1.3 million related to professional fees associated with the negotiation and execution of the Acquisition Agreement.
     These decreases to our operating margin were partially offset by the expanded use of our lower-cost Philippine operations, which despite the strengthening peso continues to show significant cost advantages over our U.S. operations.
     Other Income (Expense). Interest and other income (expense), net includes mainly interest income, interest expense and gains and losses on foreign currency transactions.
(amounts in thousands)

	Three Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Other income (expense):
Interest expense and financing charges	$(114)	$(77)	$(37)	48%
Interest income	260	434	(174)	(40)%
Foreign exchange gain (loss)	73	(165)	238	(144)%
Other	12	5	7	140%

Net other income (expense)	$231	$197	$34	17%

% of revenue	0%	0%

	Nine Months
	Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
Other income (expense):
Interest expense and financing charges	$(333)	$(1,832)	$1,499	(82)%
Interest income	671	861	(190)	(22)%
Foreign exchange gain (loss)	138	(849)	987	116%
Other	(84)	153	(237)	(155)%

Net other income (expense)	$392	$(1,667)	$2,059	124%

% of revenue	0%	(1%)
     Interest expense and financing charges decreased significantly in the nine months ended September 30, 2008 compared to the comparative period in the prior year because of the repayment of our debt using the proceeds of our initial public offering.
     We are exposed to short-term currency fluctuations with respect to Philippine peso-denominated accrued liabilities on our balance sheet. The volatility of our foreign exchange (loss) gain relating to these fluctuations was reduced in the three and nine months ended September 30, 2008 due to our hedging strategy which we initiated in the third quarter of 2007.
     Provision for income taxes. For the third quarter of 2008, our effective tax rate was 17%, compared to 10% for the third quarter of 2007. The effective tax rate for the third quarter of 2008 included a favorable impact for one-time discrete benefits totaling $0.7 million, or 37%. These discrete benefits recognized in the third quarter of 2008 related to the recognition of previously unrecognized income tax benefits due to the close of 2004 Federal statute of limitations The increase in the effective tax rate compared to the third quarter of 2007 resulted primarily from a decline in Philippine profitability year-over-year. This decline in Philippine profitability, due primarily to higher costs in 2008 driven from a stronger Philippine peso versus the U.S. dollar, created a lower mix of profits subject to the Philippine tax holidays and a higher mix of profits subject to U.S. federal and state taxes. This mix shift of taxable profits between jurisdictions, combined with tax benefits received in 2007 for the one quarter of interest expense deductions incurred prior to the payoff of debt with the proceeds of our initial public offering, resulted in a higher effective tax rate for the third quarter of 2008 and a higher expected annual effective tax rate for the full year 2008.
     For the nine months ending September 30, 2008, our effective tax rate was 18%, compared to 8% for the first nine months of 2007. The effective tax rate for the nine months ended September 30, 2008 included a favorable impact for one-time discrete benefits totaling $0.8 million, or 16%. These discrete benefits recognized during the nine months ended September 30, 2008 related to the recognition of previously unrecognized income tax benefits due to the close of 2004 U.S. federal statute of limitations, the 2004 Philippine statute of limitations and the reduction of our 2007 Philippine tax liability due to a favorable tax ruling received. The increase in the effective tax rate compared to the nine months ended September 30, 2007 resulted primarily from a decline in Philippine profitability year-over-year. This decline in Philippine profitability, due primarily to higher costs in 2008 driven from a stronger Philippine peso versus the U.S. dollar, created a lower mix of profits subject to the Philippine tax holidays and a higher mix of profits subject to U.S. federal and state taxes. This mix shift of taxable profits between jurisdictions, combined with tax benefits received in 2007 for the one quarter of interest expense deductions incurred prior to the payoff of debt with the proceeds of our initial public offering, resulted in a higher effective tax rate for the nine months ending September 30, 2008 and a higher expected annual effective tax rate for the full year 2008. We anticipate our 2008 annual effective tax rate will be 34%, before the impact of any one-time discrete adjustments or income tax holiday extensions.
Liquidity and Capital Resources
     We have financed our operations primarily with cash from operations, proceeds from our initial public offering in the United States, proceeds from our loan agreements.
     Net cash provided by our operating activities was $22.6 million and $13.5 million during the nine months ended September 30, 2008 and 2007, respectively. Cash flows from our operating activities in the nine month ended September 30, 2008 increased compared to the same period in the prior year. The change is primarily attributable to the timing of receivables collections in the comparable periods.

     Net cash used in our investing activities was $18.7 million and $31.6 million during the nine months ended September 30, 2008 and 2007, respectively. The primary use of cash in our investing activities for each year is for our purchase of equipment, including information technology equipment, furniture, fixtures and leasehold improvements for expansion of available seats.
     Net cash provided by our financing activities was $3.1 million in the nine months ended September 30, 2008 compared to $48.7 million in the nine months ended September 30, 2007. The change is a result of the proceeds from our public offering being included in the 2007 period.
     We expect to incur $26 to $28 million in expenditures related to property and equipment for the full year 2008 for facilities improvements and expansion based on our current estimates of our facilities requirements necessary to support the anticipated growth in our business. We believe that we will be able to finance our working capital needs and currently planned facilities improvements and expansion for at least the next 12 months from cash balances, cash generated from operations, and borrowings under our revolving line of credit. Our available line of credit as of September 30, 2008 was $25.0 million.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. In the three months ended September 30, 2008 and 2007, 47% and 43%, respectively, and in the nine months ended September 30, 2008 and 2007, 50% and 42%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines, substantially all of which were paid in Philippine pesos. We bill substantially all of our revenue in U.S. dollars. The average exchange rate excluding the impact of our foreign currency hedges used to translate pesos to U.S. dollars was 44.95 during the third quarter of 2008. Calculated based on our Philippines related expense during the three months ended September 30, 2008 annualized, if we did not hedge our foreign currency exposure, a 10% increase in the value of the U.S. dollar relative to the Philippine peso would reduce our annual expenses associated with our offshore operations by approximately $12 million, whereas a 10% decrease in the relative value of the U.S. dollar would increase the annual cost associated with these operations by approximately $14 million.
     Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are incurred in Philippine pesos on a monthly basis. Based upon prior credit agreements, we were not allowed to enter into hedging contracts. Therefore, when our loans were paid off, we initiated in the third quarter of 2007 a strategy to hedge against short-term foreign currency fluctuations. This strategy consists of a rolling hedge program that entails contracting with third-party financial institutions to acquire zero cost, non-deliverable forward contracts that are expected to cover approximately 80% of Philippine peso-denominated forecasted expenses for the current quarter, 60% of the forecasted peso expenses for the next quarter, 40% of the forecasted peso expenses for two quarters out and finally, 20% of forecasted peso expenses for three quarters out. For 2008, however, we modified the application of this strategy to hedge approximately 90% of forecasted Philippine peso-denominated expenses. For 2009 forecasted Philippine peso-denominated expenses, we have resumed the rolling hedge program and, as of September 30, 2008, approximately 60%, 40% and 20% of the first quarter, second quarter, and third quarter 2009 forecasted peso expenses, respectively, have been hedged. In October 2008, in light of the current market environment and the substantial weakening of the Philippine peso, we re-evaluated our hedge percentage coverage for 2009 and intend to add new hedge contracts in the fourth quarter of 2008 to cover approximately 60% to 75% of total 2009 forecasted peso expenses.
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
Inflation Rate Sensitivity
     In the three month ended September 30, 2008 and 2007, 47% and 43%, respectively, and in the nine months ended September 30, 2008 and 2007, 50% and 42%, respectively, of our cost of services and selling and administrative expenses were generated in the Philippines, substantially all of which were paid in Philippine pesos. Although the Philippines has historically experienced periods of high inflation, the inflation rate has been below 10% since 1999. For the year ended December 31, 2007, inflation averaging 2.8% kept prices generally stable. Inflation in the Philippines has not affected our operating results because the Philippines has historically experienced deflationary pressure on wages due to a fast-growing population and high unemployment. A reversal of these trends, increased wage pressure due to increased competition as our industry expands or higher rates of inflation in the Philippines could result in increased costs and harm our operating results. A number of our leases in the Philippines have escalation clauses triggered by Philippine inflation above negotiated thresholds.

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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are the defendant in the employment matter of James Dreyfuss vs. ETelecare Global Solutions-US, Inc. filed in the United States District Court, Southern District of New York on February 4, 2008. In the matter, James Dreyfuss, who served as our Regional Vice President of Sales, has asserted the following claims against the company: (1) two counts of breach of contract; (2) violation of New York Labor Law Sections 190 et seq. (3) quantum merit; (4) unjust enrichment; (5) breach of covenant of good faith and fair dealing; and (6) promissory estoppel. Mr. Dreyfuss seeks compensatory damages in an amount to be proven at trial, penalties under New York Labor Law Section 198, pre- and post-judgment interest and costs and expenses for such suit, including attorney’s fees. We filed a motion to compel arbitration on April 7, 2008 and filed a brief in support of such motion on July 16, 2008 and are now in the early stages of discovery. While we cannot predict with certainty the outcome of the litigation, we do not believe a liability is probable; therefore, no liability has been recorded in the financial statements.
     On August 7, 2008, an action entitled Peter Mikhalev v. eTelecare Global Solutions, Inc. et al. (Case No. BC 395919) was filed in the Los Angeles County Superior Court. The complaint alleges that in July 2007 we refused to allow the plaintiff, a former employee of ours, to exchange common shares then owned by him into ADSs. The complaint seeks compensatory and punitive damages for conversion. On September 8, 2008, we filed a general denial to the complaint. On September 9, 2008, we filed a notice of removal of the case to the United States District Court for the Central District of California. On September 12, 2008, the district court issued an order to show cause regarding remand to state court, to which we responded on September 26, 2008. Plaintiff did not file a motion to remand the case to state court. A scheduling conference will take place in the district court on December 1, 2008. While we cannot predict with certainty the outcome of the litigation, we do not believe a liability is probable; therefore, no liability has been recorded in the financial statements.
ITEM 1A. RISK FACTORS.
     Set forth below, elsewhere in this Form 10-Q and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q. Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. You should not construe the following cautionary statements as an exhaustive list. The risk factors contained in this report reflect only changes from or additions to the risks stated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, and these risks must be read in conjunction with those in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.
Risks Related to Our Business
One of our major clients is Vonage, who has been and may in the future be, subject to damaging and disruptive intellectual property litigation that could adversely affect its business and its continued viability, which, in turn, could harm our business, results of operations and financial condition.
For the nine months ended September 30, 2008 and 2007, we derived 8% and 13%, respectively, of our revenue from Vonage. Vonage has been named as a defendant in several lawsuits that relate to alleged patent infringement and may be subject to infringement claims in the future. Vonage has entered into an agreement to settle its patent infringement litigation with each of Sprint, Verizon Services Corp. and AT & T which included aggregate cash payments by Vonage of approximately $240 million over specified terms. The agreements to pay up to an aggregate of $240 million combined with the potential impact of future patent litigation could materially and adversely affect Vonage’s business, results of operations and financial condition, as well as the continued viability of Vonage. As a result of our significant client relationship with Vonage, any determination against Vonage in patent litigation or the agreement by Vonage to make large settlement payments could, in turn, harm our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of stockholders was held at our PBCom Tower offices in Makati City, Philippines on August 26, 2008. Seven incumbent directors were re-elected to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified. The results of this election are as follows:

Votes for
Name of Director	(Shares)
Alfredo I. Ayala	15,256,987
John Harris	15,291,403
John-Paul Ho	54,518,925
Rafael LL. Reyes	15,251,403
Jamie del Rosario, Jr.	15,291,403
Gary J. Fernandes	15,331,403
Richard Hamlin	15,291,403
     On a proposal to ratify the appointment of SyCip Gorres Velayo & Co. as our external auditors for the current fiscal year, there were 20,842,194 votes cast in favor, 40,796 votes cast against and 15,700 abstentions.
     On a proposal to ratify all acts and resolutions of the board of directors and management for the year 2007, there were 20,879,254 votes cast in favor, 8,557 votes cast against and 10,879 abstentions.
ITEM 5. OTHER INFORMATION.
     On November 13, 2008, we issued a press release announcing our earnings for the three and nine months ended September 30, 2008. A copy of the press release is attached hereto as Exhibit 99.1.
ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1	Acquisition Agreement by and between eTelecare Global Solutions, Inc., a Philippine corporation, and EGS Acquisition Co LLC, a Delaware limited liability company, dated as of September 19, 2008 (incorporated by reference to Exhibit 2.1 attached to the Current Report on Form 8-K filed by eTelecare Global Solutions, Inc. on September 23, 2008)

2.2	First Amendment to Acquisition Agreement by and between eTelecare Global Solutions, Inc., a Philippine corporation, and EGS Acquisition Co LLC, a Delaware limited liability company, dated as of November 9, 2008 (incorporated by reference to Exhibit (e)(2) attached to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by eTelecare Global Solutions, Inc. on November 10, 2008)

10.1	Form of Limited Guarantee (incorporated by reference to Exhibit 10.1 attached to the Current Report on Form 8-K filed by eTelecare Global Solutions, Inc. on September 23, 2008)

10.2	Standstill Agreement between eTelecare Global Solutions, Inc., a Philippine corporation, and NewBridge International Investment Ltd, a British Virgin Islands company, dated September 19, 2008 (incorporated by reference to Exhibit 10.2 attached to the Current Report on Form 8-K filed by eTelecare Global Solutions, Inc. on September 23, 2008)

31.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Press release dated November 13, 2008 related to eTelecare Global Solutions, Inc’s earnings for the three and nine months ended September 30, 2008.

99.2	Form of Tender and Support Agreement (incorporated by reference to Exhibit 99.1 attached to the Current Report on Form 8-K filed by eTelecare Global Solutions, Inc. on September 23, 2008)

99.3	Tender and Support Agreement between EGS Acquisition Co LLC and NewBridge International Investment Ltd, dated September 19, 2008 (incorporated by reference to Exhibit 99.2 attached to the Current Report on Form 8-K filed by eTelecare Global Solutions, Inc. on September 23, 2008)

*	Filed herewith

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

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

DATED: November 13, 2008